Form 10-Q
period 1996-03-31
LIUSKI INTERNATIONAL INC /DE
filed 1996-05-14
CIK 876429

================================================================================



                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1996

                           Commission File Number 0-19378

                             LIUSKI INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                              11-3065217
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

   6585 Crescent Drive, Norcross, Georgia                 30071
  (Address of principal executive offices)              (Zip Code)



     Registrant's telephone number, including area code: (770) 447-9454


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --
As of March 31, 1996, the Registrant had 4,380,525 shares of Common Stock,
$.01 par value per share outstanding.



===============================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


            INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Condensed Consolidated Financial Statements:

Balance sheets as of March 31, 1996 (unaudited)
 and December 31, 1995.....................................................3

Statements of income for the three months
 ended March 31, 1996 and March 31, 1995(unaudited)........................4

Statements of cash flows for the three months ended March 31, 1996 and March 31, 1995
(unaudited)................................................................5

Notes to Condensed Consolidated Financial Statements.......................6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations.................................................7

                 LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31, 1996          December 31, 1995
                                                                         --------------          -----------------
         ASSETS                                                             (unaudited)
CURRENT:
         Cash and cash equivalents                                      $     611,656               $    200,989
         Accounts receivable, net of allowance for
               doubtful accounts of $1,250,000 in 1996
               and $1,050,000 in 1995                                      36,589,206                 33,013,943
         Inventories                                                       42,033,149                 43,295,440
         Prepaid expenses and other current assets                          3,766,526                  3,840,889
                                                                        -------------               ------------
                    TOTAL CURRENT ASSETS                                   83,000,537                 80,351,261

FURNITURE, AUTOS AND EQUIPMENT, at cost,
         less accumulated depreciation and amortization
         of $2,891,068 in 1996 and $2,645,806 in 1995                       3,000,008                  3,101,973

OTHER ASSETS                                                                  257,111                    254,828
                                                                       --------------                -----------
                                                                          $86,257,656                $83,708,062
                                                                          ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
         Accounts payable - affiliate                                     $13,715,396                $ 9,245,742
         Accounts payable - trade                                          19,807,299                 24,491,010
         Accrued expenses and other                                         1,746,603                  1,964,893
                                                                        -------------               ------------
                    TOTAL CURRENT LIABILITIES                              35,269,298                 35,701,645

REVOLVING CREDIT LOAN                                                      23,531,420                 20,965,263

CAPITAL LEASE OBLIGATIONS                                                     608,415                    702,114
                                                                        -------------              -------------
                    TOTAL LIABILITIES                                      59,409,133                 57,369,022

COMMITMENTS AND CONTINGENCIES                                                       -                          -

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value - 1,000,000 shares
               authorized; none issued                                              -                          -
         Common stock, $.01 par value - 7,000,000 shares
               authorized; 4,380,525 issued and outstanding                    43,806                     43,806
         Additional paid-in capital                                        18,435,164                 18,435,164
         Retained earnings                                                  8,369,553                  7,860,070
                                                                         ------------               ------------
                    TOTAL STOCKHOLDERS' EQUITY                             26,848,523                 26,339,040
                                                                          -----------                -----------
                                                                          $86,257,656                $83,708,062
                                                                          ===========                ===========


                         See notes to condensed consolidated financial statements

                               LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)


                                                  Three months ended
                                                       March 31
                                   --------------------------------------------
                                         1996                              1995
                                   ---------------                      --------
NET SALES                              $98,627,335                    $103,820,555

COST OF SALES                           90,750,338                      95,734,943
                                      ------------                   -------------

   GROSS PROFIT                          7,876,997                       8,085,612

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  6,562,569                       7,304,907
                                      ------------                  --------------

INCOME FROM OPERATIONS                   1,314,428                         780,705

OTHER CHARGES, net                         492,945                         498,195
                                     -------------                  --------------

  INCOME BEFORE INCOME TAXES               821,483                         282,510

INCOME TAXES                               312,000                         110,750
                                     -------------                  --------------

    NET INCOME                        $    509,483                   $     171,760
                                      ============                   =============


EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Primary and fully diluted        $          0.12                $           0.04
                                   ===============                ================
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING:

  Primary and fully diluted              4,380,525                       4,380,525
                                      ============                    ============










                         See notes to condensed consolidated financial statements


                               LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)

                                                         Three months ended
                                                              March 31,
                                                       ---------------------
                                                           1996        1995
                                                       ----------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $ 509,483     $ 171,760
                                                       ----------   -----------

  Adjustments to reconcile net income to net cash
    used by operating activities:
     Depreciation and amortization                        245,262       217,085
     Provision for losses on accounts receivable          200,000             0
    Changes in operating assets:
     Accounts receivable                               (3,775,263)    (558,275)
     Inventories                                        1,262,291   (1,578,640)
     Prepaids and other                                    74,363       672,468
     Other assets                                          (2,283)       38,027
    Changes in operating liabilities:
     Accounts payable - affiliate                       4,469,654   (5,909,619)
     Accounts payable and accrued expenses             (4,902,001)    6,387,114
                                                       ----------   -----------
    Total adjustments                                  (2,427,977)    (731,840)
                                                       ----------   -----------

    Net cash used by operating activities              (1,918,494)    (560,080)
                                                       ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (143,297)    (209,930)
                                                       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit loan                   2,566,157             0
  Repayment of capital lease obligations                  (93,699)     (39,945)
                                                      -----------  ------------

    Net cash provided by financing activities           2,472,458      (39,945)
                                                      -----------  ------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    410,667     (809,955)
CASH AND CASH EQUIVALENTS - beginning                     200,989       834,355
                                                      -----------  ------------
CASH AND CASH EQUIVALENTS - end                        $  611,656  $     24,400
                                                       ==========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                            $ 552,502   $   368,357
    Income taxes                                        $       0   $    31,893


                   See notes to condensed consolidated financial statements

                        LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (unaudited)


Note 1. Condensed Consolidated Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which are incorporated by reference herein.

Note 2. Revolving Credit Loan

         In June 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for the floorplanning of inventory. The new facility provides for revolving borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and the lesser of 50% of the eligible inventory or $15,000,000. Outstanding borrowings bear interest at 1/4% per annum above the lending banks prime rate or 125 basis points above LIBOR rates and mature in June, 1998. The debt is collateralized by a lien on all of the Company's assets. As of March 31, 1996, the Company owed $23,531,420 under its revolving credit loans.

Note 3. Contingencies

          In March 1994, several shareholders of the Company filed class action lawsuits in the United States District Court for the Eastern District of New York against the Company and certain of its officers asserting violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)5 promulgated thereunder. These actions, since consolidated into a single action, purport to be based on statements contained in a press release and SEC Form 10-Q issued by the Company in the latter part of 1993 and is entitled "In re Liuski International, Inc. Securities Litigation," Civil Action No. 94-CV-1045. The plaintiffs' consolidated amended complaint asserts that the Company's purported omissions or misrepresentations falsely inflated the value of the Company's stock. The plaintiffs seek to represent purchasers who acquired the Company's common stock during various periods, the earliest of which commenced on November 8, 1993 and ended on March 4, 1994. No class has been certified to this date. The complaint demands damages in an unspecified amount. In September, 1995, the plaintiffs filed and served a second amended and consolidated complaint.

         On December 4, 1995, the Company and its named officers filed a motion to dismiss the action for failure to state a cause of action and failure to plead fraud with particularity. That motion has been fully briefed by both sides and submitted to the court. To date, no decision has been made on the motion. The Company also moved for a stay of discovery pending determination of the motion to dismiss. That motion was granted by Magistrate Judge Boyle by order dated December 13, 1995. The Company and its named officers intend to defend this suit vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 and 1995

         Net Sales: Net sales for the three months ended March 31, 1996 were $98,627,335 representing a decrease of $5,193,220 (5.0%) from $103,820,555 for the three months ended March 31, 1995. Sales from the distribution centers in the following regions changed as follows: Southeast region, 45.1%; Northeast region (including Canadian distribution center), -37.0%; Mid- and Southwest region, -42.1%; Western region, 5.7%; Pacific region, -73.8% and Mail Order, 197.9%. Part of the decrease in the Northeast region and increase in the Southeast region was caused by crediting corporate sales previously allocated to New York to Georgia in conjunction with the relocation of corporate sales personnel to the Georgia office.

         At the beginning of March, 1996, the Company changed its computerized management information systems software. Early in the transition, the Company experienced several problems that temporarily impacted its ability to process orders and ship products. While these problems are typical for such a systems conversion and were minor in nature, they nonetheless, negatively impacted sales during March. Sales were also impacted as a result of increased pricing to allow for the recovery of shipping costs related to certain heavy low margin products. To a lesser extent, sales during the three months ended March 31, 1996, were negatively affected by the shortages the Company experienced with respect to certain multimedia kits.

         Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended March 31, 1996 increased to $22,667,973 (23.0% of net sales) from $18,525,090 (17.8% of net sales) for the three months ended March 31, 1995. The Company believes that the increase in sales of these products was due to the success of the Company's high end notebook computers, competitive pricing, fast delivery of custom-made systems as well as the growing acceptance of the Company's Magitronic brand in the market. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. In addition, the Company also sells components separately under the Magitronic name. To enhance the visibility of Magitronic products, in January, 1996, the Company created a separate Magitronic division that will focus on distributing Magitronic products through new distribution channels including third party mail order businesses and other distributors. Sales of this division through these new distribution channels was $533,672 for the three months ended March 31, 1996.

         While the Company distributes products from more than 70 U.S. suppliers, the loss of major suppliers or a shortage in a particular product could have a material adverse impact on the Company during the relatively brief period the Company believes it would need to establish alternate sources of supply at required volume levels. Although the Company's business is not highly seasonal, the second calender quarter is generally a period of weaker net sales in comparison to the rest of year.

         Gross Profit: Gross profit decreased by $208,615 to $7,876,997 (8.0% of net sales) for the three months ended March 31, 1996 from $8,085,612 (7.8% of net sales) for the three months ended March 31, 1995. The lower gross margin was primarily due to reduced net sales. The higher gross margin as a percentage of net sales was a result of increased sales of Magitronic personal computers and notebook computers, which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

         Selling, General and Administrative Expenses: In 1995, the Company initiated and completed a strategic streamlining program that included the relocation of the Company's corporate headquarters and assembly operations as well as the restructuring and consolidation of the Company's distribution system. Prior to the streamlining program, the Company's headquarters and primary assembly facility were located in Melville (NY) and the Company's products were supplied from ten distribution centers. During 1995, the Company moved its headquarters and primary assembly operations to Norcross (GA) and consolidated its distribution centers from ten to four. The strategic streamlining program was implemented to provide the Company with the opportunity to improve operating efficiencies and economies of scale.

         For the three months ended March 31, 1996, selling, general and administrative expenses decreased by $742,338 to $6,562,569 (6.7% of net sales) from $7,304,907 (7.0% of net sales) for the three months ended March 31, 1995, primarily due to efficiencies from the strategic streamlining program. Salaries, employment taxes and employee benefits for the three months ended March 31, 1996 decreased to $4,217,000 from $4,549,955 for the three months ended March 31, 1995. Additional savings of approximately $300,000 were achieved through reductions of rent, telephone and other office expenses.

         Other Charges: Net interest expense decreased to $492,945 for the three months ended March 31, 1996 from $498,195 for the first quarter of 1995 as a result of decreases in interest costs due to the Company's new revolving credit loan, which was partially offset by the interest cost related to increased borrowings. The interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR.

         Net Income: Net income increased by $337,723 (196.6%) to $509,483 (.5% of net sales) for the three months ended March 31, 1996 from $171,760 (.2% of net sales) for the three months ended March 31, 1995.

IMPACT OF INFLATION

        The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing because it has no long-term contracts with any of its customers and, accordingly, could, if necessary, and depending on competitive factors, pass along price changes to its customers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its growth through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. In the three months ended March 31, 1996 and March 31, 1995, net cash used by operating activities was $1,918,494 and $560,080, respectively. The change in net cash flow from operating activities between the three months ended March 31, 1996 and March 31, 1995 in the amount of $1,358,414 was primarily due to growth in accounts receivable which was partially offset by reduced inventories. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company currently is afforded. For the three month periods ended March 31, 1996 and March 31, 1995, the Company generally paid its suppliers approximately 35-40 days from the date of invoice. Terms vary from 1 day to 60 days. The Company takes most early pay discounts when offered.

     Working capital was $47,731,239 as of March 31, 1996 and $44,649,616 as of December 31, 1995. On June 23, 1995, the Company signed a new three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and $14,000,000 line for floorplanning of inventory. The new facility provides for revolving cash borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or the prime rate plus 1/4%. Amounts available under the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and 50% of eligible inventory not to exceed $15,000,000. At March 31, 1996 and December 31, 1995, the Company owed $23,531,420 and $20,965,263, respectively, under its revolving credit loans. The Company was obligated under letters of credit in the amount of $742,800 on March 31, 1996 and had no such obligations outstanding as of December 31, 1995, leaving an availability under its revolving credit loan of $10,725,780 on March 31, 1996 and $14,034,737 on December 31, 1995.

ASSET MANAGEMENT

     Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 43 days during the first three months of 1996 and every 42 days during first three months of 1995.
The Company takes a physical inventory every month which is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center.

     Most of the Company's U.S. suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customer. Such suppliers accept defective merchandise returned within 12 to 15 months after shipment to the Company and some permit the Company to rotate its inventory by returning slow moving inventory for other inventory.

     Accounts Receivable: The Company primarily sells its products on a cash, C.O.D. or terms of up to 30 days basis. The Company's average days' receivable was approximately 33 days for the three month period ended March 31, 1996 and approximately 19 days for the three month period ended March 31, 1995. This increase in the average days sales receivable results from the Company extending credit to more of its customers.

MANAGEMENT ESTIMATES

     Financial statements prepared in conformity with generally accepted accounting principles necessitates the use of management estimates.
Management has estimated reserves for inventory obsolescence and uncollectible accounts receivable based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is possible that these reserves will change within a year, and the effect of the change could be material to the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     Stock Based Compensation: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes financial and reporting standards for stock-based employee compensation plans. The Company intents to adopt this statement during its year ending December 31, 1996. Other than additional disclosures in the financial statements regarding stock options granted pursuant to the Company's 1991 and 1994 Stock Option Plans, this statement will not have an effect on the Company's consolidated financial statements.

     Financial Instruments: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company intends to adopt this statement during the year ending December 31, 1996. Management does not believe this statement will have a material impact on the Company's consolidated financial statements.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


     (a) (i) Exhibit 11 (statement concerning computation of per share earnings) and exhibit 15 (letter concerning unaudited interim financial information) are each hereby incorporated by reference from "Notes to Condensed Consolidated Financial Statements" of Part I - Financial Information, Item 1 Financial Statements, contained in this Form 10-Q.

         (ii) Exhibit 27 (Financial Data Schedule for the first quarter of 1996)

     (b) No reports on Form 8-K were filed by the Registrant during the period ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 9, 1996


                                            LIUSKI INTERNATIONAL, INC.



                                            By: /s/
                                                --------------------------
                                                Mark K. Rafuse
                                                Chief Financial Officer