Form 10-Q
period 1996-06-30
LIUSKI INTERNATIONAL INC /DE
filed 1996-08-13
CIK 876429

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

                  For the Quarterly Period Ended June 30, 1996

                         Commission File Number 0-19378

                           LIUSKI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                     6585 Crescent Drive, Norcross, Georgia
                    (Address of principal executive offices)
                                   11-3065217
                                (I.R.S. Employer
                               Identification No.)

                                      30071
                                   (Zip Code)

       Registrant's telephone number, including area code: (770) 447-9454


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 30, 1996, the Registrant had 4,380,525 shares of Common Stock, $.01 par value per share outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Condensed Consolidated Financial Statements:

Balance sheets as of June 30, 1996 (unaudited)
  and December 31, 1995........................................................3

Statements of income for the three months and six months
  ended June 30, 1996 and June 30, 1995 (unaudited)............................4

Statements of cash flows for the six months ended June 30, 1996 and June 30, 1995 (unaudited)................................................5

Notes to Condensed Consolidated Financial Statements...........................6

Management's Discussion and Analysis of Financial Condition
  and Results of Operations....................................................7

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          June 30,     December 31,
                                                                                            1996          1995
                                                                                        -----------    ------------
      ASSETS                                                                            (unaudited)

CURRENT:
      Cash and cash equivalents                                                         $   974,193   $   200,989
      Accounts receivable, net of allowance for
           doubtful accounts of $1,050,000 in 1996
           and 1995                                                                      39,927,881    33,013,943
      Inventories                                                                        44,988,688    43,295,440
      Prepaid expenses and other current assets                                           3,571,325     3,840,889
                                                                                        -----------   -----------
                TOTAL CURRENT ASSETS                                                     89,462,087    80,351,261

FURNITURE, AUTOS AND EQUIPMENT, at cost,
      less accumulated depreciation and amortization
      of $3,109,001 in 1996 and $2,645,806 in 1995                                        2,959,033     3,101,973

OTHER ASSETS                                                                                253,785       254,828
                                                                                        -----------   -----------
                                                                                        $92,674,905   $83,708,062
                                                                                        ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
      Accounts payable - affiliate                                                      $14,082,599   $ 9,245,742
      Accounts payable - trade                                                           19,986,306    24,491,010
      Accrued expenses and other                                                          2,107,075     1,964,893
                                                                                        -----------   -----------
                TOTAL CURRENT LIABILITIES                                                36,175,980    35,701,645

REVOLVING CREDIT LOAN                                                                    28,729,606    20,965,263

CAPITAL LEASE OBLIGATIONS                                                                   519,904       702,114
                                                                                        -----------   -----------
                TOTAL LIABILITIES                                                        65,425,490    57,369,022

COMMITMENTS AND CONTINGENCIES                                                                  --            --

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value - 1,000,000 shares
           authorized; none issued                                                             --            --
      Common stock, $.01 par value - 7,000,000 shares
           authorized; 4,380,525 issued and outstanding                                      43,806        43,806
      Additional paid-in capital                                                         18,435,164    18,435,164
      Retained earnings                                                                   8,770,445     7,860,070
                                                                                        -----------   -----------
                TOTAL STOCKHOLDERS' EQUITY                                               27,249,415    26,339,040
                                                                                        -----------   -----------
                                                                                        $92,674,905   $83,708,062
                                                                                        ===========   ===========


            See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                      Three months ended               Six months ended
                                             June 30,                      June 30,
                                   ----------------------------     -------------------------
                                      1996             1995            1996            1995
                                   ----------       -----------     ---------       ---------

NET SALES                       $ 101,556,939   $  93,560,395    $ 200,184,274   $ 197,380,950

COST OF SALES                      93,842,181      87,356,484      184,592,519     183,091,427
                                -------------   -------------    -------------   -------------

GROSS PROFIT                        7,714,758       6,203,911       15,591,755      14,289,523

SELLING, GENERAL
    AND ADMINISTRATIVE
    EXPENSES                        6,584,540       7,663,011       13,147,109      14,967,918
                                -------------   -------------    -------------   -------------

INCOME FROM OPERATIONS              1,130,218      (1,459,100)       2,444,646        (678,395)

OTHER CHARGES, net                    484,326         434,279          977,271         932,474
                                -------------   -------------    -------------   -------------

INCOME BEFORE INCOME TAXES            645,892      (1,893,379)       1,467,375      (1,610,869)

INCOME TAXES                          245,000        (722,880)         557,000        (612,130)
                                -------------   -------------    -------------   -------------

NET INCOME                      $     400,892   $  (1,170,499)   $     910,375   $    (998,739)
                                =============   =============    =============   =============


EARNINGS PER COMMON AND
    COMMON EQUIVALENT
    SHARES OUTSTANDING:
    Primary and fully diluted   $        0.09   $       (0.27)   $        0.21   $       (0.23)
                                =============   =============    =============   =============


WEIGHTED AVERAGE NUMBER
    OF COMMON AND COMMON
    EQUIVALENT SHARES
    OUTSTANDING:
    Primary and fully diluted       4,380,525       4,380,525        4,380,525       4,380,525
                                =============   =============    =============   =============

            See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                Six months ended
                                                                     June 30,
                                                             -------------------------
                                                                1996            1995
                                                             ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $   910,375    $  (998,739)
                                                            -----------    -----------
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
            Depreciation and amortization                       463,195        439,668
            Provision for losses on accounts receivable               0              0
         Changes in operating assets:
            Accounts receivable                              (6,913,938)      (783,568)
            Inventories                                      (1,693,248)      (446,702)
            Prepaids and other                                  269,564     (2,175,145)
            Other assets                                          1,043         21,278
         Changes in operating liabilities:
            Accounts payable - affiliate                      4,836,857     (2,875,730)
            Accounts payable and accrued expenses            (4,362,522)     9,445,784
                                                            -----------    -----------
         Total adjustments                                   (7,399,049)     3,625,585
                                                            -----------    -----------

         Net cash provided (used) by operating activities    (6,488,674)     2,626,846
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (320,255)      (562,709)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving credit loan                      7,764,343     (2,225,977)
     Repayment of capital lease obligations                    (182,210)      (167,098)
                                                            -----------    -----------

         Net cash provided by financing activities            7,582,133     (2,393,075)
                                                            -----------    -----------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                       773,204       (328,938)
CASH AND CASH EQUIVALENTS - beginning                           200,989        834,355
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - end                             $   974,193    $   505,417
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the period for:
         Interest                                           $   997,581    $ 1,018,219
         Income taxes                                       $    95,016    $         0


            See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


Note 1. Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which are incorporated by reference herein.

Note 2. Revolving Credit Loan

     In June 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for the floorplanning of inventory. The new facility provides for revolving borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and the lesser of 50% of the eligible inventory or $15,000,000. Outstanding borrowings bear interest at 1/4% per annum above the lending banks prime rate or 125 basis points above LIBOR rates and mature in June, 1998. The debt is collateralized by a lien on all of the Company's assets. As of June 30, 1996, the Company owed $28,729,606 under its revolving credit loans.

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

RESULTS OF OPERATIONS

Six months ended June 30, 1996 and 1995

     Net Sales: Net sales for the six months ended June 30, 1996 were $200,184,274 representing an increase of $2,803,324 (1.4%) from $197,380,950 for the six months ended June 30, 1995. Sales from the distribution centers in the following regions changed as follows: Southeast region, 48.2%; Northeast region (including Canadian distribution center), -23.4%; Mid- and Southwest region,
- -39.1%; Western region, 5.7%; Pacific region, -73.3% and Mail Order, 28.0%. Part of the decrease in the Northeast and Southwest regions and increase in the Southeast region was caused by crediting corporate sales previously allocated to New York to Georgia in conjunction with the relocation of corporate sales personnel to the Georgia office.

     At the beginning of March, 1996, the Company changed its computerized management information systems software. Early in the transition, the Company experienced several problems that temporarily impacted its ability to process orders and ship products. While these problems are typical for such a systems conversion and were minor in nature, they nonetheless negatively impacted sales during March. Sales were also impacted as a result of increased pricing to allow for the recovery of shipping costs related to certain heavy low margin products. To a lesser extent, sales during the six months ended June 30, 1996 were negatively affected by the shortages the Company experienced with respect to certain multimedia kits.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the six months ended June 30, 1996 increased to $43,256,614 (21.6% of net sales) from $31,801,248 (16.1% of net sales) for the six months ended June 30, 1995. The Company believes that the increase in sales of these products was due to the success of the Company's high end notebook computers, competitive pricing, fast delivery of custom-made systems as well as the growing acceptance of the Company's Magitronic brand in the market. In addition, sales of Magitronic computers for the six months ended June 30, 1995 were negatively affected by production problems associated with relocating the Company's assembly operations from Melville, New York to Norcross, Georgia. Included in Magitronic personal computers are private- label and brand-name components that the Company also sells separately in its distribution business. In addition, the Company also sells components separately under the Magitronic name. To enhance the visibility of Magitronic products, in January, 1996, the Company created a separate Magitronic division that will focus on distributing Magitronic products through new distribution channels including third party mail order businesses and other distributors. Sales of this division through these new distribution channels was $1,358,823 for the six months ended June 30, 1996. Because the Company is attempting to distribute products through third party mail order businesses, the Company discontinued its own mail order efforts in June, 1996.

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

     Gross Profit: Gross profit increased by $1,302,232 to $15,591,755 (7.8% of net sales) for the six months ended June 30, 1996 from $14,289,523 (7.2% of net sales) for the six months ended June 30, 1995. The higher gross margin as a percentage of net sales was a result of increased sales of Magitronic personal computers and notebook computers, which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

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

     For the six months ended June 30, 1996, selling, general and administrative expenses decreased by $1,820,809 to $13,147,109 (6.6% of net sales) from $14,967,918 (7.6% of net sales) for the six months ended June 30, 1995, primarily due to efficiencies from the strategic streamlining program and the nonrecurrance of $761,000 in costs incurred during 1995 to implement the Company's strategic streamlining program. Salaries, employment taxes and employee benefits for the six months ended June 30, 1996 decreased to $8,477,960 from $9,303,656 for the six months ended June 30, 1995. Additional savings of approximately $200,000 were achieved through reductions of rent, telephone and other office expenses.

     Other Charges: Net interest expense increased to $986,838 for the six months ended June 30, 1996 from $819,170 for the first half of 1995 as a result of the interest cost related to increased borrowings, which was partially offset by decreases in interest costs due to the Company's new revolving credit loan. The interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR.

     Net Income: Net income increased by $1,909,114 to $910,375 (.5% of net sales) for the six months ended June 30, 1996 from a net loss of $998,739 (.5% of net sales) for the six months ended June 30, 1995.

Three months ended June 30, 1996 and 1995

     Net Sales: Net sales for the three months ended June 30, 1996 were $101,556,939 representing an increase of $7,996,544 (8.5%) from $93,560,395 for the three months ended June 30, 1995. Sales from the distribution centers in the following regions changed as follows: Southeast region, 51.4%; Northeast region (including Canadian distribution center), -3.4%; Mid- and Southwest region,
- -35.6%; Western region, 5.7%; Pacific region, -72.9% and Mail Order, - 66.8%. The mail order business was discontinued in June, 1996. Part of the decrease in the Northeast and Southwest regions and increase in the Southeast region was caused by crediting corporate sales previously allocated to New York to Georgia in conjunction with the relocation of corporate sales personnel to the Georgia office. Although the Company's business is not highly seasonal, the second quarter is generally a period of weaker net sales in comparison to the rest of the year.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended June 30, 1996 increased to $20,588,640 (20.3% of net sales) from $13,276,158 (14.2% of net sales) for the three months ended June 30, 1995. Sales of Magitronic personal computers during the second quarter of 1995 were affected by production problems resulting from the relocation of the assembly facilities from New York to Georgia. These production problems included longer delivery times and quality control issues.

     Gross Profit: Gross profit increased by $1,510,847 to $7,714,758 (7.6% of net sales) for the three months ended June 30, 1996 from $6,203,911 (6.6% of net sales) for the three months ended June 30, 1995. The higher gross margin was primarily due to increased net sales and the higher gross margin as a percentage of sales as a result of increased sales of Magitronic personal computers and notebook computers, which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

     Selling, General and Administrative Expenses: As previously mentioned, in 1995, the Company initiated and completed a strategic streamlining program that included the relocation of the Company's corporate headquarters and assembly operations as well as the restructuring and consolidation of the Company's distribution system. During the three months ended June 30, 1995, the Company incurred $356,000 of expenses related to this program.

     For the three months ended June 30, 1996, selling, general and administrative expenses decreased by $1,078,471 to $6,584,540 (6.5% of net sales) from $7,663,011 (8.2% of net sales) for the three months ended June 30, 1995, primarily due to efficiencies from the strategic streamlining program. Salaries, employment taxes and employee benefits for the three months ended June 30, 1996 decreased to $4,260,960 from $4,928,701 for the three months ended June 30, 1995.

     Other Charges: Net interest expense increased to $523,951 for the three months ended June 30, 1996 from $373,850 for the second quarter of 1995 as a result of the interest cost related to increased borrowings, which was partially offset by decreases in interest costs due to the Company's new revolving credit loan. The interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR.

     Net Income: Net income increased by $1,571,391 to $400,892 (.4% of net sales) for the three months ended June 30, 1996 from a net loss of $1,170,499 (1.3% of net sales) for the three months ended June 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its growth through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. In the six months ended June 30, 1996, net cash used by operating activities was $6,488,674 compared to net cash provided by operating activities of $2,626,846 for the six months ended June 30, 1995. The change in net cash flow from operating activities between the six months ended June 30, 1996 and June 30, 1995, in the amount of $9,115,520, was primarily due to higher growth in accounts receivable and inventories. In addition, one of the Company's vendors provided a special discount to pay early for a large purchase of inventory. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company currently is afforded. For the six month periods ended June 30, 1996 and June 30, 1995, the Company generally paid its suppliers approximately 35-40 days from the date of invoice. Terms vary from 1 day to 60 days. The Company takes most early pay discounts when offered.

     Working capital was $53,286,107 as of June 30, 1996 and $44,649,616 as of December 31, 1995. On June 23, 1995, the Company signed a new three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and $14,000,000 line for floorplanning of inventory. The new facility provides for revolving cash borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or the prime rate plus 1/4%. Amounts available under the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and 50% of eligible inventory not to exceed $15,000,000. At June 30, 1996 and December 31, 1995, the Company owed $28,729,606 and $20,965,263, respectively, under its revolving credit loans. The Company was obligated under letters of credit in the amount of $742,800 on June 30, 1996 and had no such obligations outstanding as of December 31, 1995, leaving an availability under its revolving credit loan of $5,527,594 on June 30, 1996 and $14,034,737 on December 31, 1995.


ASSET MANAGEMENT

     Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 44 days during the first six months of 1996 and 1995. The Company takes a physical inventory every month which is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center.

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

     Accounts Receivable: The Company primarily sells its products on a cash, C.O.D. or terms of up to 30 days basis. The Company's average days' receivable was approximately 33 days for the six month period ended June 30, 1996 and approximately 20 days for the six month period ended June 30, 1995. This increase in the average days sales receivable results from the Company extending credit to more of its customers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Stock Based Compensation: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes financial and reporting standards for stock-based employee compensation plans. The Company intends to adopt this statement during its year ending December 31, 1996. Other than additional disclosures in the financial statements regarding stock options granted pursuant to the Company's 1991 and 1994 Stock Option Plans, this statement will not have an effect on the Company's consolidated financial statements.

     Long-Lived Assets: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company intends to adopt this statement during the year ending December 31, 1996. Management does not believe this statement will have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This report contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "estimate" and "expect," and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions and growth in the industry, general economic conditions, rapid or unexpected techological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government regulations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, and the risks factors listed from time to time in the Company's SEC reports.

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The Company held its Annual Meeting of Stockholders on June 28, 1996. The Company's stockholders elected Manuel C. Tan and Kenny Liu as Class 2 directors and ratified the appointment of BDO Seidman as the Company's Independent Auditors for the calendar year ending December 31, 1996, by the following stockholders' vote:

     (a) Election of Directors

                     Votes received (net             Votes
         Name        of all votes withheld)          withheld
         ----        ----------------------          --------

Manuel C. Tan              4,056,733                 24,113

Kenny Liu                  4,057,783                 23,063


     (b) Ratification of the appointment of Independent Public Accountants:

                           For              4,062,084
                           Against             11,211
                           Withheld             7,551


Item 6.  Exhibits and Reports on Form 8-K


     (a) (i) Exhibit 11 (statement concerning computation of per share earnings) is hereby incorporated by reference from Part I - Financial Information, Item 1
- - Financial Statements, contained in this Form 10-Q.

          (ii) Exhibit 27 (financial  data schedule for the first  six months of
 1996)

     (b) No reports on Form 8-K were filed by the Registrant during the period ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 12, 1996


                                            LIUSKI INTERNATIONAL, INC.




                                          By: /s/Mark K. Rafuse
                                             -----------------------------------
                                             Mark K. Rafuse
                                             Chief Financial Officer