Form 10-Q
period 1996-09-30
LIUSKI INTERNATIONAL INC /DE
filed 1996-11-19
CIK 876429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 30, 1996, the Registrant had 4,380,525 shares of Common Stock, $.01 par value per share outstanding.

                                     INDEX




                                                                      Page


PART I - FINANCIAL  INFORMATION


Item I - Financial Statements

      Condensed Consolidated Financial Statements:

      Balance Sheet as of September 30, 1996 (unaudited)
      and December 31, 1995.......................................... 3

      Statements of Income for the three months and nine months
      ended September 30, 1996 and September 30, 1995
      (unaudited).................................................... 4

      Statements of Cash Flows for the nine months ended
      September 30, 1996 and September 30, 1995 (unaudited).......... 5

      Notes to Condensed Consolidated Financial Statements........... 6


Item II - Management's Discussion

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................... 8



PART II - OTHER INFORMATION.......................................... 16

                  LUISKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           September 30,        December 31,
                                               1996                 1995
                                           -------------        ------------
                                            (unaudited)


ASSETS

CURRENT
       Cash                                 $   389,308     $       200,989
  Accounts Receivable,
  net allowance for doubtful
  accounts of $3,900,000 and
  $1,050,000, as of 1996 and 1995,
  respectively                               38,257,324          33,013,943
  Inventories                                44,521,525          43,295,440
  Prepaid Expenses and Other
  Current Assets                              4,712,599           3,840,889
                                         --------------       -------------

                  TOTAL CURRENT ASSETS       87,880,756          80,351,261


FURNITURE, AUTOS, AND EQUIPMENT,
  at cost, less Accumulated
  Depreciation and
  Amortization of
  $3,369,374 and $2,645,806
  as of 1996 and 1995, respectively           2,941,773           3,101,973

OTHER ASSETS                                    253,412             254,828
                                                -------             -------
  TOTAL ASSETS                           $   91,075,941     $    83,708,062
                                         ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable:  Affiliate          $    14,141,121     $      9,245,742
  Accounts Payable:  Trade                   24,121,641           24,491,010
  Accrued Expenses and Other
  Current Liabilities                         2,072,474            1,964,893
                                        ---------------     ----------------

TOTAL CURRENT LIABILITIES                    40,335,236           35,701,645

REVOLVING CREDIT LOAN                        26,392,150           20,965,263

CAPITAL LEASE OBLIGATIONS                       820,628              702,114
                                        ---------------     ----------------
   TOTAL LIABILITIES                         67,548,014           57,369,022

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value;
  1,000,000 shares authorized;
  none issued
  Common Stock, $.01 par value;
  7,000,000 shares authorized;
  4,380,525 issued and outstanding               43,806               43,806
  Additional Paid-in Capital                 18,435,164           18,435,164
  Retained Earnings                           5,048,957            7,860,070
                                        ---------------       --------------
    TOTAL STOCKHOLDERS' EQUITY               23,527,927           26,339,040
                                        ---------------       --------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $    91,075,941       $   83,708,062
                                        ===============       ===============

            See notes to condensed consolidated financial statements

                  LUISKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                      Three months ended                 Nine months ended
                        September 30,                      September 30,
                    1996              1995             1996            1995
                    ----              ----             ----            ----

Net Sales        $  110,480,302   $96,060,729      $ 310,664,576  $293,441,679

Cost of Sales       102,903,391    88,851,108        289,071,696   271,942,535

Gross Profit          7,576,911     7,209,621         21,592,880    21,499,144

Selling, General
  and Administrative
  Expenses            9,432,853     6,949,836         23,505,161    21,917,754
                  -------------   -----------    ---------------  ------------

  (Loss) from
    Operations       (1,855,942)      259,785        (1,912,281)      (418,610)

Other Charges (Net)     671,561       781,066          1,648,832     1,713,540
                  -------------   -----------    --------------  -------------

  Loss before Income
  Taxes              (2,527,503)     (521,281)       (3,561,113)    (2,132,150)

Income Taxes           (608,000)     (142,870)         (750,000)      (755,000)
                  -------------   -----------     -------------   ------------

  Net Loss        $  (1,919,503)  $  (378,411)    $  (2,811,113)  $ (1,377,150)
                  =============   ===========     =============   ============

(Loss) per
 Common and
 Common Equivalent
 Shares Outstanding:
 Primary and Fully
 Diluted          $       (0.44)  $      (0.09)   $       (0.64)  $      (0.31)
                  =============   ============    =============   ============

Weighted Average
  number of Common
  and Common
  Equivalent Shares
  Outstanding:
  Primary and Fully
   Diluted            4,380,525       4,380,525       4,380,525      4,380,525






            See notes to condensed consolidated financial statements

                   LUISKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                  Nine months ended
                                                    September 30,
                                                    -------------

                                          1996                      1995
                                          ----                      ----

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Loss                      $      (2,811,113)           $   (1,377,150)
Adjustments to reconcile
 Net Loss to Net Cash
 provided (used) by
 operating activities
Depreciation and
 Amortization                           723,251                   694,619

Changes in Operating Assets
 Accounts Receivable                 (5,243,381)               (8,959,845)
Inventories                          (1,226,085)               (5,176,549)
Prepaid Expenses and Other             (871,710)               (1,718,239)
Other Assets                              1,416                    20,375
Changes in Operating Liabilities
Accounts Payable:  Affiliate          4,895,379                (2,315,607)
Accounts Payable and Accrued
 Expenses                              (261,788)               18,490,168
                                     ----------                ----------
Total Adjustments                    (1,982,918)                1,034,922
Net Cash provided (used)
 by Operating Activities             (4,794,031)                 (342,228)
                                     ----------                ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital Expenditures                  (563,051)                 (529,596)

CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from Revolving
 Credit Loan                         5,426,887                   804,524
Repayment of Capital
 Lease Obligations                     118,514                  (321,785)
                                     ---------                 ---------
Net Cash provided by
 Financing Activities                5,545,401                   482,739
                                     ---------                 ---------

INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                  188,319                  (389,085)
CASH AND CASH
  EQUIVALENTS:  BEGINNING              200,989                   834,355
                                    ----------                 ---------
CASH AND CASH
  EQUIVALENTS:  ENDING              $ 389,308                    445,270
                                    ==========                 =========

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
Cash paid during
 period for Interest                $1,630,259                 $1,621,050
                                    ==========                 ==========

Cash paid during
 period for Interest                $    -                     $     -
                                    ==========                 ==========

            See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which are incorporated by reference herein.

Note 2. Revolving Credit Loan

     In June 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for the floorplanning of inventory. The new facility provides for revolving borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and the lesser of 50% of the eligible inventory or $15,000,000. Outstanding borrowings bear interest at 1/4% per annum above the lending banks' prime rate or 125 basis points above LIBOR rates and mature in June, 1998. The debt is collateralized by a lien on all of the Company's assets. As of September 30, 1996, the Company owed $26,392,150 under its revolving credit loans.

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


RESULTS OF OPERATIONS

Nine months ended September 30, 1996 and 1995
---------------------------------------------

     Net Sales: Net sales for the nine months ended September 30, 1996 were $310,664,576 representing an increase of $17,222,897 (5.8%) from $ 293,441,679 for the nine months ended September 30, 1995. Sales from the distribution centers in the following regions changed as follows: Southeast region, 39.5%; Northeast region (including Canadian distribution center), (20.6)%; Mid- and Southwest region, (18.7)%; Western region, 9.5%; Pacific region, (71.5)% and Mail Order, (30.5)%. Part of the decrease in the Northeast and Southwest regions and increase in the Southeast region was caused by crediting corporate sales previously allocated to New York to Georgia in conjunction with the relocation of corporate sales personnel to the Georgia office.

     At the beginning of March, 1996, the Company changed its computerized management information systems software. As a result of this transition, the Company experienced problems that adversely impacted its ability to process orders and ship products, which negatively impacted sales during the second quarter. Sales were also affected as a result of increased pricing to allow for the recovery of shipping costs related to certain heavy low margin products. To a lesser extent, sales during the nine months ended September 30, 1996, were negatively affected by the shortages the Company experienced with respect to certain multimedia kits.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the nine months ended September 30, 1996, increased to $66,417,372 (21.4% of net sales) from $49,732,256 (16.9 % of net sales) for the nine months ended September 30, 1995. The Company believes that the increase in sales of these products was due to the success of the Company's high end notebook computers, competitive pricing, fast delivery of custom-made systems as well as the growing acceptance of the Company's Magitronic brand in the market. In addition, sales of Magitronic computers for the nine months ended September 30, 1995, were negatively affected by production problems associated with relocating the Company's assembly operations from Melville, New York, to Norcross, Georgia. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. In addition, the company also sells components separately under the Magitronic name. To enhance the visibility of Magitronic products, in January, 1996, the Company created a separate Magitronic division that will focus on distributing Magitronic products through new distribution channels including third party mail order businesses and other distributors. Sales of this division through these new distribution channels was $2,543,517 for the nine months ended September 30, 1996. Because the Company is attempting to distribute products through third party mail order businesses, the Company discontinued its own mail order efforts in June of 1996.

     While the Company distributes products from more than 70 U.S. suppliers, the loss of major suppliers or a shortage in a particular product could have a material adverse impact on the Company during the relatively brief period the Company believes it would need to establish alternate sources of supply at required volume levels. Although the Company's business is not highly seasonal, the third calendar quarter is generally a period of stronger net sales in comparison to the first two quarters of the year.

     Gross Profit: Gross profit increased by $93,736 to $21,592,880 (6.9% of net sales) for the nine months ended September 30, 1996, from $21,499,144 (7.3% of net sales) for the nine months ended September 30, 1995. During the third quarter of 1996, the Company re-examined its methods of assessing and estimating the adequacy of allowances for doubtful vendor receivables and determined that such allowances were inadequate and needed to be increased. The lower gross margin as a percentage of net sales was primarily a result of increases in reserves and writeoffs with respect to vendor related receivables such as rebates, returns, price protection and co-operative advertising in the amount of $2,160,808 (0.7% of net sales). The Company also increased its inventory obsolescence reserve in the amount of $203,000 (0.1% of net sales). These increases in reserves and writeoffs were somewhat offset by increased levels of sales of Magitronic personal computers and notebook computers, which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition, and Management believes that the price competitive conditions in the industry will continue.

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

     For the nine months ended September 30, 1996, selling, general and administrative expenses increased by $1,587,407 to $23,505,161 (7.6% of net sales) from $21,917,754 (7.5% of net sales) for the nine months ended September 30, 1995. Due to its expansion of extending credit and growth in accounts receivables in total and in age, in the third quarter of 1996, the Company re-examined its method of assessing the adequacy of its allowance for doubtful accounts receivable and determined that such allowance needed to be increased. The allowance increased by $2,850,000 (0.9% of net sales). This increase was, however, somewhat offset by the efficiencies generated by the strategic streamlining program, as well as the nonrecurrance of $995,000 in costs incurred through September 30,1995, to implement this program. Additional savings of approximately $200,000 were achieved through reductions of rent, telephone and other office expenses. Salaries, employment taxes and employee benefits for the nine months ended September 30, 1996, decreased to $13,096,125 from $13,954,646 for the nine months ended September 30, 1995.

     Other Charges: Net interest expense increased to $1,653,577 for the nine months ended September 30, 1996, from $1,559,034 for the first nine months of 1995 as a result of increased borrowings, which was partially offset by decreases in interest costs due to the Company's new revolving credit loan. The interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR.

     Net Loss: Net loss increased by $1,433,963 to $2,811,113 (-0.9% of net sales) for the nine months ended September 30, 1996, from a net loss of $1,377,150 (0.5 % of net sales) for the nine months ended September 30, 1995.

Three months ended September 30, 1996 and 1995
----------------------------------------------


     Net Sales: Net sales for the three months ended September 30, 1996, were $110,480,302 representing an increase of $14,419,573 (15.1%) from $96,060,729 for the three months ended September 30, 1995. Sales from the distribution centers in the following regions changed as follows: Southeast region, 59.2%; Northeast region (including Canadian distribution center), (15.5)%; Mid- and Southwest region, (5.7)%; Western region, 16.8%; Pacific region, (65.9)% and Mail Order, (99.0)%. The mail order business was discontinued in June, 1996. Although the Company's business is not highly seasonal, the third calendar quarter is generally a period of stronger net sales in comparison to the first two quarters of the year.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended September 30, 1996, increased to $23,160,758 (21.0% of net sales) from $17,931,008 (18.7% of net sales) for the three months ended September 30, 1995. Sales of Magitronic personal computers during the third quarter of 1995 were affected by production problems resulting from the relocation of the assembly facilities from New York to Georgia. These production problems included longer delivery times and quality control issues.


     Gross Profit: Gross profit increased by $367,290 to $7,576,911 (6.9% of net sales) for the three months ended September 30, 1996, from $7,209,621 (7.5% of net sales) for the three months ended September 30, 1995. During the third quarter of 1996, the Company re-examined its methods of assessing and estimating the adequacy of allowances for doubtful vendor receivables and determined that such allowances were inadequate and needed to be increased. The lower gross margin as a percentage of net sales was primarily a result of increases in reserves with respect to vendor related receivables such as rebates, returns, price protection and co-operative advertising in the amount of $585,022 (0.5% of net sales). The company also increased its inventory obsolescence reserve in the amount of $203,000 (0.1% of net sales). These increases in reserves were somewhat offset by increased levels of sales of Magitronic personal computers and notebook computers, which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition, and Management believes that the price competitive conditions in the industry will continue.

     Selling, General and Administrative Expenses: As previously mentioned, in 1995, the Company initiated and completed a strategic streamlining program that included the relocation of the Company's corporate headquarters and assembly operations as well as the restructuring and consolidation of the Company's distribution system.

     For the three months ended September 30, 1996, selling, general and administrative expenses increased by $2,483,017 to $9,432,853 (8.5% of net sales) from $6,949,836 (7.2% of net sales) for the three months ended September 30, 1995. Due to it's expansion of extending credit and growth in accounts receivables in total and in age, in the third quarter of 1996, the Company re-examined it's method of assessing the adequacy of it's allowance for doubtful accounts receivable and determined that such allowance needed to be increased. The allowance increased by $1,625,000 (1.5% of net sales). Additionally, the Company recorded direct writeoffs for bad debt which totaled approximately $550,000. Salaries, employment taxes, and employee benefits for the three months ended September 30, 1996, decreased to $4,618,165 from $4,650,990 for the three months ended September 30, 1995.

    Other Charges: Net interest expense increased to $666,739 for the three months ended September 30, 1996, from $681,350 for the third quarter of 1995 as a result of increased borrowings, which was partially offset by decreases in interest costs due to the Company's new revolving credit loan. The interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR.

     Net Loss: Net loss increased by $1,541,092 to $1,919,503 (-1.7% of net sales) for the three months ended September 30, 1996, from a net loss of $378,411 (0.4 % of net sales) for the three months ended September 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its growth through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. In the nine months ended September 30, 1996, net cash used by operating activities was $5,876,568 compared to net cash used by operating activities of $342,228 for the nine months ended September 30, 1995. The change in net cash flow from operating activities between the nine months ended September 30, 1996 and September 30, 1995, in the amount of $5,534,340, was primarily due to higher growth in accounts receivable and inventories. In addition, one of the Company's vendors provided a special discount to pay early for a large purchase of inventory. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company is currently afforded. For the nine month periods ended September 30, 1996 and September 30, 1995, the Company generally paid its suppliers approximately 35-40 days from the date of invoice. Terms vary from 1 day to 60 days. The Company takes most early pay discounts when offered.

     Working capital was $47,545,520 as of September 30, 1996 and $44,649,616 as of December 31, 1995. On June 23, 1995, the Company signed a new three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and $14,000,000 line for floorplanning of inventory. The new facility provides for revolving cash borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or the prime rate plus 1/4%. Amounts available under the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and 50% of eligible inventory not to exceed $15,000,000. At September 30, 1996 and December 31, 1995, the Company owed $26,392,150 and $20,965,263, respectively, under its revolving credit loans. The Company has no obligations under letters of credit at September 30, 1996 and had no such obligations outstanding as of December 31, 1995, leaving an availability under its revolving credit loan of $8,607,850 on September 30, 1996, and $14,034,737 on December 31, 1995.

ASSET MANAGEMENT

     Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30- to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 44 days during the first nine months of 1996 and 1995. The Company takes a physical inventory monthly, which is then compared to its perpetual inventory, and monitors inventory levels daily according to sales made by product and distribution center.

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

     Accounts Receivable: The Company primarily sells its products on a cash, C.O.D., or terms of up-to-30 days basis, however, the Company has expanded it's extension of credit terms. The Company's average days' receivable was approximately 31 days for the nine month period ended September 30, 1996, and approximately 20 days for the nine month period ended September 30, 1995. This increase in the average days sales receivable results from the Company extending credit to more of its customers.


MANAGEMENT ESTIMATES

     Financial statements prepared in conformity with generally accepted accounting principles necessitate the use of management estimates. Management has estimated reserves for inventory obsolescence and uncollectible accounts receivable based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is possible that these reserves will change within a year, and the effect of the change could be material to the Company's consolidated financial statements.



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

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This report contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "estimate" and "expect," and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause results to differ materially are the following: business conditions and growth in the industry, general economic conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government regulations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, and the risk factors listed from time to time in the Company's SEC reports.

                           PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K


     (a) (i) Exhibit 11 (statement concerning computation of per share earnings) and exhibit 15 (letter concerning unaudited interim financial information) are each hereby incorporated by reference from "Notes to Condensed Consolidated Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

          (ii) Exhibit 27 (financial  data schedule for the first nine months of
1996)


     (b) No reports on Form 8-K were filed by the Registrant during the period ended September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 18, 1996


                                        LIUSKI INTERNATIONAL, INC.




                                        By: /s/Hsing-Yen Liu
                                        ------------------------
                                            Hsing-Yen Liu
                                            Chairman