Form 10-Q/A
period 1996-06-30
LIUSKI INTERNATIONAL INC /DE
filed 1996-11-20
CIK 876429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
        Consolidated Financial Statements:

         Balance sheets as of June 30, 1996 (as restated)
         (unaudited) and December 31, 1995......................      3

         Statements of income for the three months and
         six months ended June 30, 1996 (as restated) and
         June 30, 1995 (unaudited)..............................      4

         Statements of cash flows for the six months ended
         June 30, 1996 (as restated) and June 30, 1995
         (unaudited)............................................      5

         Notes to Condensed Consolidated Financial Statements...      6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................      9

                   LUISKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       June 30,     December 31,
                                                         1996          1995
                                                     -----------    ------------
                                                      (Restated)
                                                      (unaudited)

ASSETS

CURRENT
      Cash                                          $    974,193    $    200,989
      Accounts Receivable, net of allowance
      for doubtful accounts of $2,275,000
      and $1,050,000 as of 1996 and 1995,
      respectively                                    39,002,682      33,013,943
      Inventories                                     45,181,338      43,295,440
      Prepaid Expenses and Other Current Assets        4,270,325       3,840,889
                                                    ------------   -------------
      TOTAL CURRENT ASSETS                            89,428,538      80,351,261

FURNITURE, AUTOS, AND EQUIPMENT, at cost,
less Accumulated Depreciation and
Amortization of $3,369,374 and $2,645,806
as of 1996 and 1995, respectively                      2,959,033       3,101,973

OTHER ASSETS                                             253,785         254,828
                                                    ------------   -------------
      TOTAL ASSETS                                  $ 92,641,356   $  83,708,062
                                                    ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable:  Affiliate                  $ 14,269,316   $   9,245,742
      Accounts Payable:  Trade                        21,568,025      24,491,010
      Accrued Expenses and Other Current
      Liabilities                                      2,107,075       1,964,893
                                                    ------------   -------------
      TOTAL CURRENT LIABILITIES                       37,944,416      35,701,645

REVOLVING CREDIT LOAN                                 28,729,606      20,965,263

CAPITAL LEASE OBLIGATIONS                                519,904         702,114
                                                    ------------   -------------
      TOTAL LIABILITIES                               67,193,926      57,369,022

COMMITMENTS AND CONTINGENCIES                              -                -

STOCKHOLDERS' EQUITY
      Preferred Stock, $.01 par value; 1,000,000
      shares authorized; none issued                       -                -
      Common Stock, $.01 par value; 7,000,000
      shares authorized; 4,380,525 issued
      and outstanding                                    43,806           43,806
      Additional Paid-in Capital                     18,435,164       18,435,164
      Retained Earnings                               6,968,460        7,860,070
                                                   ------------    -------------
      TOTAL STOCKHOLDERS' EQUITY                     25,447,430       26,339,040
                                                   ------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 92,641,356    $  83,708,062
                                                   ============    =============

            See notes to condensed consolidated financial statements

                   LUISKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                          Three months ended            Six months ended
                               June 30,                       June 30,
                        (Restated)                  (Restated)
                      --------------------------   ----------------------------
                           1996           1995         1996            1995
                      ------------  ------------   -------------  -------------

Net Sales           $ 101,556,939   $ 93,560,395   $ 200,184,274  $ 197,380,950

Cost of Sales          95,417,967     87,356,484     186,168,305    831,091,427
                    -------------   ------------   -------------  -------------

  Gross Profit          6,138,972      6,203,911      14,015,969     14,289,523

Selling, General,
 and Administra-
 tive Expenses          7,509,739      7,663,011      14,072,308     14,967,918
                    -------------   ------------    ------------  -------------

Income from Opera-
  tions                (1,370,767)    (1,459,100)        (56,339)      (678,395)

Other Charges (Net)       484,326        434,279         977,271        932,474
                    -------------   ------------    ------------  -------------
  Income before
  Income Taxes         (1,855,093)    (1,893,379)     (1,033,610)    (1,610,869)

Income Taxes             (454,000)      (722,880)       (142,000)      (612,130)
                    -------------   ------------    ------------  -------------
Net Income/(Loss)   $  (1,401,093)  $ (1,170,499)  $    (891,610)  $   (998,739)
                    =============   ============   =============   ============

Earnings per Common
and Common Equiva-
lent Shares Out-
standing:  Primary
and Fully Diluted   $       (0.32)  $      (0.27)  $      (0.20)   $      (0.23)
                    =============   ============   =============   ============
Weighted Average
number of Common and
Common Equivalent
shares Outstanding:
Primary and Fully
Diluted                 4,380,525      4,380,525      4,380,525       4,380,525
                    =============   ============   =============   ============



            See notes to condensed consolidated financial statements

                   LUISKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                     (Restated)
                                                        1996           1995
                                                    -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITES
Net Loss                                            $  (891,610)     $ (998,739)
                                                    -----------      -----------
  Adjustments to reconcile Net Income to Net
   Cash provided (used) by operating activities
    Depreciation and Amortization                       463,195         439,668

  Changes in Operating Assets
    Accounts Receivable                              (5,988,739)       (783,568)
    Inventories                                      (1,885,898)       (446,702)
    Prepaid Expenses and Other                         (429,436)     (2,175,145)
    Other Assets                                          1,043          21,278
  Changes in Operating Liabilities
    Accounts Payable:  Affiliate                      5,023,574      (2,875,730)
    Accounts Payable and Accrued Expenses            (2,780,803)      9,445,784
                                                     ----------       ---------
Total Adjustments                                    (5,597,064)      3,625,585
                                                     ----------       ----------
  Net Cash provided (used) by Operating Activities   (6,488,674)      2,626,846
                                                     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                   (320,255)       (562,709)
                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Revolving Credit Loan                  7,764,343      (2,225,977)
 Repayment of Capital Lease Obligations                (182,210)       (167,098)
                                                     ----------      -----------
   Net Cash provided (used) by Financing
   Activities                                         7,582,133      (2,393,075)

INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      773,204        (328,938)
CASH AND CASH EQUIVALENTS: BEGINNING                    200,989         834,355
                                                     ----------      -----------
CASH AND CASH EQUIVALENTS: ENDING                    $  974,193      $  505,417
                                                     ==========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during period for Interest             $  997,581      $1,018,219
                                                     ==========      ===========

    Cash paid during period for Interest             $      -        $       -
                                                     ==========      ===========




          See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1. Consolidated Financial Statements

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

Note 2. Restatement of Interim Financial Information

                                                  June 30, 1996
                                   As Previously
                                     Reported          Adjusted        Restated
                                   -------------       --------        --------

ASSETS

Current assets                     $89,462,087       $  (33,549)     $89,428,538
Fixed Assets                         2,959,033              -          2,959,033
Other Assets                           253,785              -            253,785
  Total Assets                      92,674,905          (33,549)      92,641,356

LIABILITES

Current Liabilities                 36,175,980        1,768,436       37,944,416
Long-Term Liabilities               26,249,510              -         29,249,510
  Total Liabilities                 65,425,490        1,768,436       67,193,926

SHOCKHOLDER'S EQUITY                27,249,415       (1,801,985)      25,447,430

TOTAL LIABILITIES AND EQUITY       $92,674,905       $  (33,549)     $92,641,356

                                            Six Months Ended June 30, 1996

                                       As Previously
                                         Reported      Adjusted      Restated
                                       -------------   --------      --------

Net Sales                              $200,184,274   $   -        $200,184,274
COGS                                   $184,592,519   $ 1,575,786   186,168,305
                                       ------------   -----------   -----------

Gross Profit                           $ 15,591,755   $(1,575,786)  $14,015,969

Operating Expenses & Other Charges       14,124,380       925,199    15,049,579
                                       ------------   -----------   -----------

Net Income Before Income Taxes            1,467,375    (2,500,985)   (1,033,610)
Income Taxes                                557,000      (699,000)     (142,000)
                                       ------------   -----------   -----------
NET INCOME/(LOSS)                      $    910,375   $(1,801,985)   $ (891,610)
                                       ============   ===========   ===========

                                           Six Months Ended June 30, 1996

                                       As Previously
                                         Reported      Adjusted      Restated
                                       -------------   --------      --------


Net Income / (Loss)                      $  910,375   $(1,801,985)  $  (891,610)
Adjustments to Net Income for
Operating Activities                     (7,399,049)    1,801,985)   (5,597,064)
Activities

Net Cash from Investments and
 Fin Act                                  7,261,878        -          7,261,878
                                          ---------                  -----------
Inc / (Dec) in Cash & Equivalents           773,204        -            773,204
Beginning Cash Balance                      200,989             0      200,989
                                        -----------    ----------   ------------
Ending Cash Balance                     $   974,193    $        0   $   974,193
                                        ===========    ==========   ============


     The above restatement adjustments relate primarily to increases to allowances for doubtful customer and vendor receivables. Due to its expansion of extending credit and growth in receivables in total and in age, the Company re-examined its methods of assessing and estimating the adequacy of allowances and determined that such allowances were inadequate as of June 30, 1996 and needed to be increased. During the three months ended June 30, 1996, the Company experienced some difficulties with its receivables systems and tracking and monitoring the collection of accounts. The Company's conversion of its computerized management information system software during March 1996 contributed to these difficulties as well as turnover issues in the Company's credit department.

Note 3. Revolving Credit Loan

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


Note 4. Contingencies

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

RESULTS OF OPERATIONS

Six months ended June 30, 1996 and 1995

     Net Sales: Net sales for the six months ended June 30, 1996 were $200,184,274 representing an increase of $2,803,324 (1.4%) from $197,380,950 for the six months ended June 30, 1995. Sales from the distribution centers in the following regions changed as follows: Southeast region, 48.2%; Northeast region (including Canadian distribution center), -23.4%; Mid- and Southwest region, -39.1%; Western region, 5.7%; Pacific region, -73.3% and Mail Order, 28.0%. Part of the decrease in the Northeast and Southwest regions and increase in the Southeast region was caused by crediting corporate sales previously allocated to New York to Georgia in conjunction with the relocation of corporate sales personnel to the Georgia office.

     At the beginning of March, 1996, the Company changed its computerized management information systems software. As a result of this transition, the Company experienced problems that had an adverse impact upon its ability to process orders and ship products, which negatively impacted sales in the second quarter. Another factor which contributed to a reduction in the level of sales was an increase in pricing in order to allow for the recovery of shipping costs related to certain heavy low margin products. To a lesser extent, sales during the six months ended June 30, 1996 were negatively affected by the shortages the Company experienced with respect to certain multimedia kits.

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

     While the Company distributes products from more than 70 U.S. suppliers, the loss of major suppliers or a shortage in a particular product could have a material adverse impact on the Company during the relatively brief period the Company believes it would need to establish alternate sources of supply at required volume levels. Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

     Gross Profit: Gross profit decreased by $273,554 to $14,015,969 (7.0% of net sales) for the six months ended June 30, 1996 from $14,289,523 (7.2% of net sales) for the six months ended June 30, 1995. The lower gross margin as a percentage of net sales was primarily a result of adjustments made to reserves. The Company re-examined its methods of assessing and estimating the adequacy of allowances for doubtful vendor receivables and determined that such allowances were inadequate and needed to be increased. The lower gross margin as a percentage of net sales was primarily a result of increases in reserves and writeoffs with respect to vendor related receivables such as rebates, returns, price protection and co-operative advertising in the amount of $1,575,786 (.8% of net sales). These increases in reserves and writeoffs were somewhat offset by increased levels of sales of Magitronic personal computers and notebook computers, which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

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

     For the six months ended June 30, 1996, selling, general and administrative expenses decreased by $895,610 to $14,072,308 (7.0% of net sales) from $14,967,918 (7.6% of net sales) for the six months ended June 30, 1995. The decrease is primarily due to efficiencies from the strategic streamlining program and the nonrecurrance of $761,000 in costs incurred during 1995 to implement the Company's strategic streamlining program. Additional savings of approximately $200,000 were achieved through reductions of rent, telephone and other office expenses. This decrease was offset by an increase to the allowance for doubtful accounts receivables. Due to it's expansion of extending credit and growth in accounts receivables in total and in age the Company re-examined its method of assessing the adequacy of it's allowance for doubtful accounts receivables and determined that such allowance needed to be increased. The allowance increased by $1,225,000 (0.6% of net sales). During the three months ended June 30, 1996, the Company experienced some difficulties with its receivables systems and tracking and monitoring the collection of accounts. The Company's conversion of it's computerized management information system software during March 1996 contributed to these difficulties as well as turnover issues in the Company's credit department. Salaries, employment taxes and employee benefits for the six months ended June 30, 1996 decreased to $8,477,960 from $9,303,656 for the six months ended June 30, 1995

     Other Charges: Net interest expense increased to $986,838 for the six months ended June 30, 1996 from $819,170 for the first half of 1995 as a result of increased borrowings, which was partially offset by decreases in interest costs due to the Company's new revolving credit loan. The interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR.

     Net Loss: Net loss decreased by $107,129 to $891,610 (0.4% of net sales) for the six months ended June 30, 1996 from a net loss of $998,739 (.5% of net sales) for the six months ended June 30, 1995.

Three months ended June 30, 1996 and 1995

     Net Sales: Net sales for the three months ended June 30, 1996 were $101,556,939 representing an increase of $7,996,544 (8.5%) from $93,560,395 for the three months ended June 30, 1995. Sales from the distribution centers in the following regions changed as follows: Southeast region, 51.4%; Northeast region (including Canadian distribution center), -3.4%; Mid- and Southwest region, -35.6%; Western region, 5.7%; Pacific region, -72.9% and Mail Order, -66.8%. The mail order business was discontinued in June, 1996. Part of the decrease in the Northeast and Southwest regions and increase in the Southeast region was caused by crediting corporate sales previously allocated to New York to Georgia in conjunction with the relocation of corporate sales personnel to the Georgia office. Although the Company's business is not highly seasonal, the second quarter is generally a period of weaker net sales in comparison to the rest of the year.

     At the beginning of March, 1996, the Company changed its computerized management information systems software. As a result of this transition, the Company experienced problems that had an adverse impact upon its ability to process orders and ship products, which negatively impacted sales in the second quarter. Another factor which contributed to a reduction in the level of sales was an increase in pricing in order to allow for the recovery of shipping costs related to certain heavy low margin products. To a lesser extent, sales during the six months ended June 30, 1996 were negatively affected by the shortages the Company experienced with respect to certain multimedia kits.

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

     Gross Profit: Gross profit decreased by $64,939 to $6,138,972 (6.0% of net sales) for the three months ended June 30, 1996 from $6,203,911 (6.6% of net sales) for the three months ended June 30, 1995. The Company re-examined its methods of assessing and estimating the adequacy of allowances for doubtful vendor receivables and determined that such allowances were inadequate and needed to be increased. The lower gross margin as a percentage of net sales was primarily a result of increases in reserves and writeoffs with respect of vendor related receivables such as rebates, returns, price protection and co-operative advertising in the amount of $1,575,786 (1.6% of net sales). The increase in reserves and writeoffs was somewhat offset by increased levels of sales of Magitronic personal computers and notebook computers, which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

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

     For the three months ended June 30, 1996, selling, general and administrative expenses decreased by $153,272 to $7,509,739 (7.7% of net sales) from $7,663,011 (8.2% of net sales) for the three months ended June 30, 1995. This small decrease is due primarily to offsetting changes. Due to its expansion of extending credit and growth in accounts receivables in total and in age the Company re-examined its method of assessing the adequacy of its allowance for doubtful accounts receivables and determined that such allowance needed to be increased. The allowance increased by $1,225,000 (1.2% of net sales). During the three months ended June 30, 1996, the Company experienced some difficulties with its receivables system and tracking and monitoring the collection of accounts. The Company's conversion of its computerized management information system software during March 1996 contributed to these difficulties as well as turnover issues in the Company's credit department. This increase was, however, offset by the efficiencies generated by the strategic streamlining program, as well as the nonrecurrance of $995,000 in costs incurred through June 30, 1995, to implement this program. Salaries, employment taxes and employee benefits for the three months ended June 30, 1996 decreased to $4,260,960 from $4,928,701 for the three months ended June 30, 1995

     Other Charges: Net interest expense increased to $523,951 for the three months ended June 30, 1996 from $373,850 for the second quarter of 1995 as a result of the increased borrowings, which was partially offset by decreases in interest costs due to the Company's new revolving credit loan. The interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR.

     Net Loss: Net loss increased by $230,594 to $1,401,093 (1.4% of net sales) for the three months ended June 30, 1996 from a net loss of $1,170,499 (1.3% of net sales) for the three months ended June 30, 1995.

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

     Working capital was $51,484,122 as of June 30, 1996 and $44,649,616 as of December 31, 1995. On June 23, 1995, the Company signed a new three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and a $14,000,000 line for floorplanning of inventory. The new facility provides for revolving cash borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or the prime rate plus 1/4%. Amounts available under the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and 50% of eligible inventory not to exceed $15,000,000. At June 30, 1996 and December 31, 1995, the Company owed $28,729,606 and $20,965,263, respectively, under its revolving credit loans. The Company was obligated under letters of credit in the amount of $742,800 on June 30, 1996 and had no such obligations outstanding as of December 31, 1995, leaving an availability under its revolving credit loan of $5,527,594 on June 30, 1996 and $14,034,737 on December 31, 1995.

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

     Accounts Receivable: The Company primarily sells its products on a cash, C.O.D. or terms of up to 30 days basis, however, the Company has expanded it's extension of credit terms. The Company's average days' receivable was approximately 33 days for the six month period ended June 30, 1996 and approximately 20 days for the six month period ended June 30, 1995. This increase in the average days sales receivable results from the Company extending credit to more of its customers.

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

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on June 28, 1996. The Company's stockholders elected Manuel C. Tan and Kenny Liu as Class 2 directors and ratified the appointment of BDO Seidman, LLP as the Company's Independent Auditors for the calendar year ending December 31, 1996, by the following stockholders' vote:

         (a)   Election of Directors

                                   Votes received                 Votes
                    Name      (Net of all votes withheld)       withheld
                    ----      ---------------------------       --------
               Manuel C. Tan          4,056,733                  24,113
               Kenny Liu              4,057,783                  23,063


         (b)   Ratification of the appointment of
               Independent Public Accountants:

                      For                               4,062,084
                      Against                              11,211
                      Withheld                              7,551


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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 20, 1996


                         LIUSKI INTERNATIONAL, INC.




                         By: /s/Hsing-Yen Liu
                            ------------------------
                            Hsing-Yen Liu
                            Chairman and Acting Principal
                              Accounting Officer