Form 10-Q/A
period 1996-09-30
LIUSKI INTERNATIONAL INC /DE
filed 1996-11-20
CIK 876429

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

Item I.  Financial Statements

                 LUISKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           September 30,        December 31,
                                               1996                 1995
                                           -------------        ------------
                                            (unaudited)

ASSETS

CURRENT
       Cash                                 $   389,308       $      200,989
  Accounts Receivable,
  net allowance for doubtful
  accounts of $3,900,000 and
  $1,050,000, as of 1996 and 1995,
  respectively                               38,257,324           33,013,943
  Inventories                                44,521,525           43,295,440
  Prepaid Expenses and Other
  Current Assets                              4,712,599            3,840,889
                                         --------------        -------------
                  TOTAL CURRENT ASSETS       87,880,756           80,351,261

FURNITURE, AUTOS, AND EQUIPMENT,
  at cost, less Accumulated
  Depreciation and
  Amortization of
  $3,369,374 and $2,645,806
  as of 1996 and 1995, respectively           2,941,773            3,101,973

OTHER ASSETS                                    253,412              254,828
                                         --------------      ---------------
  TOTAL ASSETS                           $   91,075,941      $    83,708,062
                                         ==============      ===============

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value;
  1,000,000 shares authorized;
  none issued
  Common Stock, $.01 par value;
  7,000,000 shares authorized;
  4,380,525 issued and outstanding               43,806               43,806
  Additional Paid-in Capital                 18,435,164           18,435,164
  Retained Earnings                           5,048,957            7,860,070
                                        ---------------       --------------
    TOTAL STOCKHOLDERS' EQUITY               23,527,927           26,339,040
                                        ---------------       --------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $    91,075,941       $   83,708,062
                                        ===============       ==============

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