Form 10-K
period 1996-12-31
LIUSKI INTERNATIONAL INC /DE
filed 1997-04-01
CIK 876429

--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 18, 1997, was $4,223,141.

As of March 18, 1997, the registrant had 4,380,525 shares of Common Stock, $.01 par value per share outstanding.


--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

General

     The Company is a distributor of microcomputer peripherals, components and accessories throughout the U.S. and in certain foreign countries. The Company also offers its own Magitronic brand of IBM-compatible personal computers and notebooks, as well as Magitronic private-label components and accessories. The Company distributes over 1,800 products made by over 70 U.S. manufacturers, including such nationally recognized names as Seagate Technologies, Inc. ("Seagate"), Toshiba America Information Systems, Inc. ("Toshiba"), NEC
Technologies, Inc. ("NEC"), Samsung Information Systems America, Inc. ("Samsung"), Hewlett-Packard, Citizen America Corporation, Western Digital Corporation, Panasonic Communications and Systems Company ("Panasonic"), and Exabyte Corporation. In addition, the Company distributes over 170 private-label products made by over 20 foreign manufacturers. Customers of the Company are value-added resellers, systems integrators, consultants, retail stores, smaller distributors, end-user corporations and government entities.

     The Company's headquarters and primary assembly operations were relocated from Melville, New York to Norcross, Georgia, a suburb of Atlanta, during 1995. Prior to this relocation, all of the Company's products were supplied from ten distribution centers. The distribution centers were consolidated from ten locations to four primary centers with limited assembly operations being performed at the Toronto distribution center. The Company's primary distribution and sales centers are now in Norcross, Los Angeles, Miami, and Toronto (which exclusively houses Magitronic products), with Norcross serving as the primary distribution hub; the Company continues to maintain sales offices in Chicago, Melville and Dallas. In 1997, the Company reopened distribution centers in Chicago and Melville on a limited basis to facilitate sales to customers in close proximity to these centers. In addition, in June 1996, the Company closed its ProCORP mail-order business.

    Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

    The Company is a Delaware holding company and the sole owner of nine active subsidiaries which operate its business. The names of these nine subsidiaries are: Liuski International New York, Inc.; Liuski International Miami, Inc.; Liuski International Texas, Inc.; Liuski International Illinois, Inc.; Liuski International California, Inc.; Liuski International Atlanta, Inc.; Magitronic Technology, Inc.; Liuski International Toronto, Inc.; and Liuski International Taiwan, Inc.


Strategy

    The Company's long-term objective is to become one of the leading distributors of microcomputer peripherals, components and accessories in North and South America with an increasing emphasis on assembling its own Magitronic personal computers and notebooks as well as expanding its line of private-label products. The Company believes that its ability to act quickly and appropriately in response to short and long-term trends in the microcomputer marketplace is critical to its success in a very dynamic industry characterized by short product life cycles and continuous pricing pressures. The Company also believes that as a result of intense competition in the industry, increased and continued focus on operating efficiencies including cost controls and improvement in product management systems is critical to the Company's future.

    The Company has implemented its objective to expand its business by (i) increasing sales through its current distribution system with emphasis on higher profit margin business; (ii) emphasizing a separate subsidiary that focuses exclusively on Magitronic products; (iii) re-evaluating product lines the Company will offer based on profitability; and (iv) targeting new markets where customers are receptive to the price/performance advantages of Magitronic products, including governmental agencies and foreign markets.

    Magitronic Brand Products. The Company's goal is to establish its Magitronic brand as well recognized, value-priced, brand name products. To enhance the visibility of the Magitronic line, the Company emphasized its separate Magitronic subsidiary which focuses on distributing Magitronic products in new markets.

    Product Lines. The Company distributes over 1,800 products made by over 70 U.S. manufacturers. The Company is re-evaluating the product lines it will offer in the future and will attempt to emphasize higher profit margin business. The Company will continuously upgrade its lines of personal computers to apply and integrate state of the art technology and reach the market earlier with its own brand of higher performance and cost competitive systems.

    Target Markets. Despite the Company's focus on smaller, price-conscious, value-added resellers as its primary market, management believes that there are various other markets in which customers would recognize the price/performance advantages of Magitronic products including, among others, large corporate end-users, governmental agencies, and foreign markets. The Company's activities so far in these markets have been increasing as the Company allocates resources towards developing each market. The Company has been approved by the General Services Administration ("GSA") as an approved vendor of personal computers, components and accessories to U.S. Government purchasers.

Regional Sales

    The following table sets forth a regional breakdown for the periods indicated of the Company's net sales and the percentage of the Company's total net sales represented thereby:

                                              Year Ended December 31,
                                1996                  1995                     1994
                    -----------------------------------------------------------------------
                                              ($ in thousands)

REGION
Northeast(1)          $  82,772     19.6%    $ 98,803      25.0%        $104,791     28.7%
Southeast               218,427     51.7%     148,021      37.4%         115,476     31.6%
Mid- and Southwest       73,336     17.4%     100,315      25.4%         104,392     28.6%
West                     43,301     10.3%      36,235       9.2%          33,687      9.2%
Pacific(2)                1,230      0.3%       4,402       1.1%           6,755      1.9%
Mail Order(3)             3,244      0.7%       7,359       1.9%             ---      ---
                       --------    -----     --------      -----        --------    -----
      ---     Total    $422,310    100.0%    $395,135      100.0%       $365,101    100.0%
                       ========    =====     ========      =====        ========    =====

(1) Includes the distribution center located in Toronto, Canada.
(2) Includes Hong Kong sales center which was closed during 1996.
(3) The Company discontinued its direct mail operations (ProCORP) in June 1996.

Products

    In addition to its Magitronic private-label products, the Company markets a mix of products for nationally recognized manufacturers. The Company stocks approximately 1,800 products made by over 70 U.S. manufacturers and continually evaluates new products, the demand for its current products and its product mix. Products are selected only after careful evaluation of features, availability, reliability, serviceability, brand recognition and value to the customer in terms of price and performance. The Company attempts to source products from more than one supplier when management feels it is desirable to provide protection against shortages and different price points for the same item. The Company's goal is to improve its ability to apply and integrate state of the art technology into its Magitronic personal computers so that it can decrease its reaction time in response to technological changes and reach the market earlier.

    Sales of the Company's Magitronic brand of personal computers and notebooks as a percentage of total net sales were 20.1%, 17.3% and 21.0% for the years ended December 31, 1994, 1995 and 1996, respectively. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. During 1996, sales of monitors supplied primarily for Magitronic by Samsung were 6.1% of net sales, and sales of hard disk drives supplied primarily by Seagate and Samsung were
14.2% of net sales. Sales of the Company's other products, including microcomputer peripherals, components and accessories, comprised the remaining sales for the year.

    The major categories of products presently distributed by the Company are described below.

    Magitronic Microcomputers and Notebooks. The Company distributes approximately 15 standard Magitronic brand IBM-compatible personal computers which have a variety of microprocessors, memory configurations and other features. Magitronic offers a wide range of systems to the industry ranging from 133MHz Pentium systems to the high-performance Pentium Pro/200MHz. The Company also custom assembles Magitronic computers to the customer's order. The Company distributes approximately 8 standard Magitronic brand IBM-compatible notebook computers that range from the low end Pentium/133MHz to the 600 series multimedia notebook that features Pentium/166MHz microprocessors.

    The company's standard Magitronic brand microcomputers are currently sold by the company at prices ranging from $670 to $3,100. Each is compatible with at least three of the following operating systems: Microsoft DOS version 6.22; Novell Netware Versions 3.12 and 4.1, as workstation and file servers; OS/2; Windows 3.11, Windows for Workgroups 3.11, Windows NT workstation and fileserver and Windows 95. (Refer to the section entitled "Assembly Operations.")

    Other Magitronic Brand Products. The Company's other Magitronic brand products consist of monitors, power supplies, keyboards, chassis', motherboards, add-on boards, I/O boards, video display boards, surge suppressers, sound boards, multimedia kits, fax modems, and various network products.

    Mass Storage. The Company distributes Seagate, Toshiba, Western Digital, and Samsung hard disk drives, Adaptec, Inc., Data Technology ("DTC," a division of Qume Corporation) controllers, and Distributed Processing Technology, Inc. ("DPT") and Advansys, Inc. hard disk controllers, ALPS and NEC floppy disk drives, Goldstar, Toshiba, and Samsung CD-ROMs, and 3M floppy diskettes. The Company also distributes tape back-up systems from Seagate and Exabyte Corporation.

    Monitors. The Company distributes Magitronic, NEC, Goldstar Technology, Inc., CTX Corp., Mag Innovision, Inc., Hyundai, Samtron, Inc., Techmedia and Samsung monitors. For 1994 and 1995, the Company was the number one distributor for computer related products sold by Samsung in the United States.

     Multimedia. Soundboards, video cards and speakers facilitate music, sound and video pictures that are produced by computers. The Company distributes multimedia products from Creative Labs, Inc., Magitronic, Newcom, Cardinal Technologies Inc. ("Cardinal"), Diamond Computer Systems, Inc., and NEC.

     Communications. Modems and fax boards allow communication among computers. The Company distributes modems and modems with fax boards of Cardinal, Practical Peripherals, Inc. (both Hayes Companies), BOCA Research, Inc. ("BOCA"), U.S. Robotics, and Magitronic. Some of Cardinal's products are bundled with Prodigy software.

     Networking Products. Local area networks (LANs) allow communication among computers. The Company sells networking products of Microdyne, D-Link Systems, Inc., BOCA, C-Net Technologies, Inc., Novell (through Microdyne), and Kingston.

     Printers. The Company distributes a broad line of dot matrix and laser printers sourced primarily from Panasonic, Hewlett-Packard, Samsung, International Business Machines, Inc. ("IBM"), Lexmark, Brother, Inc. and Citizen America.

    Software. Along with its own Magitronic personal computers, the Company bundles Lotus Smart Suite, MS-DOS and Windows software under licenses from Lotus and Microsoft and network operating systems by Novell. The Company also bundles a number of software titles from Netcom along with its Magitronic systems.

    Notebooks.  The company distributes notebooks from Magitronic and Samsung.

Suppliers

    Substantially all of the Company's brand name products are purchased from over 70 suppliers located in the U.S., while substantially all of the Company's private-label products (including subassemblies and parts for Magitronic personal computers) are purchased via its Trading Affiliates from over 20 suppliers in the Far East (Refer to Item 13. Certain Relationships and Related Transactions). Products are selected by the Company to minimize competition among suppliers' products, while maintaining some overlap to provide protection against product shortages and discontinuations, and to provide different price points for certain items. Management believes the Company's relationships with its suppliers are enhanced by providing feedback to suppliers on products, advising them of customer preferences, working with them to develop marketing programs and offering suppliers the opportunity to provide seminars for the Company's customers.

    The Company has agreements with most of its U.S. suppliers which it believes are in a form customarily used by each manufacturer. Like most of its competitors, the Company distributes products throughout the U.S. on a non-exclusive basis without geographic restrictions. These agreements usually contain provisions which allow termination, without cause, by either party generally upon 30 to 60 days notice. None of the Company's material supply agreements require the sale of specified quantities of products. The Company is not restricted from selling similar products manufactured by competitors. The Company has the ability to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, customer demand, or supplier distribution policy.

    Most of the Company's U.S. suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customer. Not all of the Company's products are covered by these programs. Such suppliers accept defective merchandise returned within 12 to 15 months after shipment to the Company and most permit the Company to rotate its inventory by returning slow moving inventory for other inventory. These programs, in part, reduce the Company's risk with respect to slow moving inventories. Credits, refunds or other payments to which the Company was entitled by reason of price protection, advertising allowances, stock rotations and refunds for defective merchandise totaled approximately 1.8% of net sales for 1996.

    While the Company distributes products of more than 70 U.S. suppliers, approximately 13% and 7% of the Company's net sales for 1996 were derived from products manufactured by Seagate and Samsung, respectively, the Company's two largest U.S. suppliers. The Company has written supply agreements with Seagate and Samsung. The loss of either of these two suppliers or a shortage in a particular product supplied by either of them could have a material adverse impact on the Company during the period the Company believes it would need to establish alternate sources of supply at required volume levels.

    Since 1984, the Company has been purchasing products for its private-label lines in the Far East through Marie-Claude Co., Ltd. and Liuski International, Inc. (Taiwan) (collectively the "Trading Affiliates") which provide certain purchasing services for the Company (Refer to Item 13. Certain Relationships and Related Transactions). The Company currently has written agreements with the Trading Affiliates pursuant to which the Company may, but is not required to, purchase products from the Trading Affiliates at a price of 2% above the manufacturers' charge to them plus reimbursement of certain out-of-pocket costs. The total purchases of products from the Trading Affiliates were approximately $69,580,000, $72,190,000 and $88,025,000 during the three years ended December 31, 1994, 1995 and 1996, respectively, for which the Company paid contract consideration to the Trading Affiliates of approximately $1,364,000, $1,444,000 and $1,761,000, respectively. Services performed for the Company by the Trading Affiliates include: the confirmation of pricing; availability of products and shipping dates; quality checks at the manufacturers' locations; and the handling of shipping logistics from the manufacturers' locations to the Company's distribution centers. In addition, if requested, the Trading Affiliates assist in evaluating the quality and attractiveness of potential new product lines.

    It is the Company's belief that the domicile of the Trading Affiliates and their banking relationships in Taiwan allow the Trading Affiliates to receive favorable credit terms from manufacturers and in turn to provide favorable credit terms which may not otherwise be available to the Company. The agreements with each of the Trading Affiliates expire on December 31 of each year.

    The Trading Affiliates source products for the Company from approximately twenty manufacturers, primarily located in the Far East. Despite the existence of these intermediaries, it is the Company's practice to establish direct relationships with each supplier in order to select products and negotiate price, quality and other supply issues. The Company is in continual telephone contact and periodic face-to-face contact with its major suppliers directly from its Norcross headquarters and through its Trading Affiliates. While several of the manufacturers are based in Taiwan, the Company believes that most of the products, except notebooks, can be sourced directly from other countries, if required.


Assembly Operations

    The Company assembles its Magitronic brand of personal computers primarily at its facility located in Norcross, Georgia. The Atlanta Distribution Center was relocated to this new facility in January 1995 and the Company relocated its primary assembly facility from Melville (N.Y.) to Norcross during the first quarter of 1995. The Company also relocated its corporate headquarters from Melville to Norcross. The Company does not manufacture any of the subassemblies or components used in the assembly of its Magitronic personal computers. All of the subassemblies and components are items included in the products offered by the Company in its distribution operations. Accordingly, the chassis' "bare" motherboards, video display boards, floppy disk controllers, interface cards, and power supplies and cabling are Magitronic components that are manufactured for the Company, while the hard disk drives, floppy disk drives and memory modules are products that are currently sourced principally from Western Digital, Seagate, Toshiba, and Samsung. High value chips such as microprocessors and random access memories are added to "bare" motherboards at the Company's Norcross facility.

    The Company currently assembles approximately 15 standard IBM-compatible personal computer models. Magitronic personal computers target a broad range of performance and functionality, ranging from Pentium 133MHz to Pentium Pro/200MHz. The Company is currently planning to introduce other models, such as those containing the new MMX 200MHz microprocessor. Magitronic standard personal computers are currently based on microprocessors manufactured by Intel and AMD. (Refer to the section entitled "Products.")

    The Company's new product development activities relate principally to the upgrading of its personal computers so that they are competitive in terms of price and performance. Company marketing and engineering personnel work together in the testing and evaluation of the available technology, primarily relating to motherboards and notebooks. Such Company personnel also work in conjunction with the Company's Trading Affiliates in evaluating such products. These activities have not required any material expenditure of capital by the Company. The Company's new product development activities depend in significant part on the research and development expenditures and technological advances made by the suppliers of its components and subassemblies.

    Most subassemblies and parts used by the Company are available from multiple suppliers. However, from time to time the Company may be subject to shortages of key components required to assemble Magitronic personal computers and motherboards. Any shortage in the supply of components may cause price increases and production delays which may have a material adverse effect on the Company's assembly operations. The Company purchases Pentium microprocessors directly from Intel. All of the other subassemblies and components of the Company's Magitronic personal computers are available from multiple sources. Currently, the only shortages the Company has been experiencing are with respect to Intel's Pentium microprocessors and certain hard disk drives, which have not had a material adverse effect on the Company's operations.

    Investment in production equipment is not material to the Company's assembly operations. Semi-skilled and skilled workers assemble Magitronic personal computers using a conveyor belt workstation system that is commonly used for similar operations. The Company generally cross-trains its workers so that they are able to work at all workstations. Once assembled, all systems undergo a test cycle, including environmental and stress testing, using sophisticated diagnostics procedures.

    Currently, the Company is assembling over 7,000 standard Magitronic personal computers per month, and has the capacity to assemble approximately 9,000 Magitronic personal computers per month at its Norcross facility. The Company has the requisite space and believes it could purchase the components and subassemblies, acquire the necessary equipment, and hire and train the personnel necessary to increase the assembly capacity at such facility to 15,000 Magitronic personal computers per month, within a 120-day period, if demand justified such an increase. The Company also assembles custom-order Magitronic personal computers at the Toronto distribution center.

    Backlog is not material to the Company's assembly operations. Orders for the Company's standard IBM compatible personal computer models are filled the same day from inventory and orders for custom models are generally filled within three to five days after receipt of an order.

    Magitronic, after a 10 month preparation process, was certified for ISO 9001 on October 14, 1996. ISO 9001 is the most comprehensive standard in the ISO 9000 family and requires that the Company follow a specific set of standards and procedures from the purchasing of components through the design and production process. These standards and procedures provide a framework designed to provide the customer with quality products. ISO 9000 certification has become accepted by and, in most cases, is required by companies in Europe and throughout the world. ISO 9001 has opened up many new markets for Magitronic which, until now, had been inaccessible because of the lack of certification.

    Federal Communications Commission ("FCC") regulations govern radio frequency emission standards for computing equipment. All of the standard Magitronic personal computers currently being marketed by the Company meet the FCC's Class A requirements and certain of the Company's products qualify for the more stringent Class B requirements. Delays in securing FCC Class B approvals have been experienced by the Company and may occur in the future. The Company does not believe that such delays will have any significant adverse impact on the Company's ability to sell its Magitronic personal computers.

    With more and more computers being used in LANs, it has become important that the Company's products meet one or more of the networking standards. Some of the Magitronic Systems have been tested and have passed Novell certification. Also, most of the systems offered by Magitronic have gone through and have passed IBM's OS/2 Hardware Compatibility and Microsoft's Windows NT Hardware Compatibility.


Sales and Marketing

    The Company's sales operations are currently conducted from four strategically located distribution and sales centers in, or in the vicinity of, Norcross, Los Angeles, Miami, and Toronto (collectively the "Primary Distribution Centers"), and in sales offices located in Dallas, Melville and Chicago. The Company's Norcross distribution center, which serves as the main distribution hub, primarily services the southern and eastern U.S., and the western U.S. is primarily serviced by the Los Angeles distribution center. South America, Latin America and Canada are serviced primarily by the Company's distribution centers in Miami and Toronto, respectively. The Dallas and Chicago sales offices primarily service customers in Texas and the Midwest, respectively, while the Melville sales office services customers in the Northeast.

    The Company consolidated its sales efforts in 1995 by relocating many of the sales, administrative, technical and customer service personnel to the Norcross facility, with the goal of increasing sales productivity and decreasing administrative costs. As a result of this consolidation, the Company closed its distribution centers in Baltimore, Houston, Dallas, and San Jose. The Company temporarily closed its distribution centers in Melville and Chicago, which were reopened on a limited basis during 1996. The Company maintains sales offices at each of its distribution centers.

    The Primary Distribution Centers and sales offices have a sales manager who works with the center's account executives. The account executives principally market and sell to customers in the center's designated geographic territory. In addition to a sales manager, the Primary Distribution Centers have a general manager and technical service, accounting and customer service departments.

Sales to customers are principally made by telephone. Occasionally, account executives will take orders at a customer's premises, particularly if the customer is a corporate end-user. The Company accommodates customers who prefer to pick-up their orders directly at a center. Account executives are available to assist in selecting complete systems that suit the needs of customers. Upon request, the Company's systems engineers will fully assemble a system and test it before shipment to the customer for a nominal service charge. (Refer to the section entitled "Assembly Operations.")

    Generally, an order written by 5:00 p.m. will be shipped the same day, except for orders requiring assembly and testing. The Company's order processing capability, distribution center locations, and agreements with major carriers permit the Company to deliver products by economical ground transportation within one or two days following an order placed in the continental U.S. The amount of inventory backlog is minimal since almost all orders are filled promptly from current inventory.

    The Company's customers are principally value-added resellers, retailers and smaller distributors. The Company has more than 7,500 active customers each month and currently maintains a customer list of approximately 35,000. No single customer accounted for more than 2.5% of the Company's revenue during 1996. Most of the Company's customers rely upon distributors, such as the Company, as their principal source of personal computers, peripherals, microcomputer components and accessories.


Customer Support

    The Company provides technical assistance to customers contacting the customer service departments during normal business hours. Defective Magitronic personal computers that are returned to the Company during the one year warranty period (two years for notebooks) are tested by the Company and replaced entirely or repaired if the Company is able to simply replace the defective component(s). The Company services Magitronic personal computers that are no longer covered by warranty and charges the customers for these services. Generally, the Company will ship returns of other defective products to the manufacturer or send them to an authorized manufacturer repair center. The Company generally will accept returns of "Dead On Arrival" products within 30 days from invoice. The Company provides full refunds for products returned within two weeks due to the Company's error in filling or writing a product order.

    Returns have historically been approximately 5% of net sales. The Company does not maintain separate records with respect to the rate of return of its Magitronic brand personal computers as compared to its other products. The Company does not believe that the cost of product returns is material as substantially all of these costs are reimbursed to the Company by its suppliers through credits and/or replacements; however, the Company accrues for losses and warranty costs for returned goods, which are not covered by supplier protection, at the time of sale.


Management Information Systems

    The Company's operations are computerized with inventory, accounts receivable and payable, order entry, payroll and general ledger software systems. The Company changed its management information systems software in March of 1996. The Company experienced disruption as a result of this change, but believes this change was essential in order to accommodate future growth. The Company has implemented a new bar coding inventory control system at the Norcross facility and is evaluating its operational and cost efficiencies.


Employees

    As of March 7, 1997, the Company had 526 full-time employees, including 198 in sales and marketing, 59 in engineering, technical and customer service, 84 in warehouse, 101 in administrative (including four executive officers), 71 assembly workers and 13 in data processing. The Company considers its relationship with employees to be satisfactory. The Company is evaluating its' staffing requirements and is initiating certain reductions in force.

Patents, Trademarks and Licenses

    The Company does not have any patents and does not consider patents significant to its Magitronic assembly operations. The Company believes that the knowledge and experience of its management and personnel and their ability to market and keep abreast of technological trends and developments in the design and assembly of microcomputers are more significant than patents to the Company's success.

    The trademarks "Magitronic", "Magitronic - The Power of Value", and "ProCORP" are registered in the U.S., Canada and certain foreign countries and registrations are pending in several others. The trade name Liuski is registered in the U.S., Canada and certain foreign countries.

Competition

    The microcomputer distribution industry is intensely competitive and is characterized by constant pricing pressures and rapid product performance improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. Competition is primarily based on product lines and availability, price, delivery and other support services. Distributor competitors of the Company include other national distributors, regional distributors and manufacturers' direct sales organizations, many of which have substantially greater technical, financial and other resources than the Company. Major wholesale electronic distribution competitors include Ingram Micro, Inc., Merisel, Inc., Tech Data Corporation, Arrow Electronics, Inc., Synnex and Southern Electronics Corporation.

    The Company's Magitronic personal computers and private-label Magitronic products compete with a large number of manufacturers, most of which have significantly greater financial, technological and marketing resources than the Company and many of which market products principally on the basis of price. Microcomputer manufacturing competitors include Compaq Computer Corp., Dell Computer Corp., Packard-Bell, Toshiba, IBM, and ACER, as well as private-label manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

ITEM 2.  REAL PROPERTY


    During 1995, the Company relocated its executive and administrative offices to its largest distribution center located in Norcross, Georgia (a suburb of Atlanta). Most of the Company's leases have initial terms not exceeding five years to allow the Company flexibility to accommodate potential expansion and relocation. Information is set forth below regarding the Company's distribution and sales centers.


                       Floor Area                                       Current
                       Approximate               Lease                   Annual
Location               Square Feet          Expiration Date                Rent
--------               -----------          ---------------            ---------

Norcross, GA           156,000             December 31, 1999            $546,700
Melville, NY            30,000             July 31, 1998                 204,000
Chicago, IL             34,000             December 31, 1999             178,600
Los Angeles, CA         28,100             March 31, 1997                105,000
Miami, FL               28,800             October 31, 2000              213,000
Dallas, TX              16,900             May 31, 1998                   22,900
Toronto, Canada         34,100             April 30,  2000                90,300
                       -------                                        ----------
   Total               327,900                                        $1,360,500
                       =======                                        ==========

    The Dallas, TX location and a portion of the Melville, NY facility have been subleased to third parties.

ITEM 3.  LEGAL PROCEEDINGS

    In March 1994, several shareholders of the Company filed class action lawsuits in the United States District Court for the Eastern District of New York against the Company and certain of its officers asserting violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)5 promulgated thereunder. The actions, since consolidated into a single action, purported to be based on statements contained in a press release and SEC Form 10-Q issued by the Company in the latter part of 1993 and was entitled "In re Liuski International, Inc. Securities Litigation," Civil Action No. 94-CV-1045. The plaintiffs' consolidated amended complaint asserted that the Company's purported omissions or misrepresentations falsely inflated the value of the Company's stock. The plaintiffs sought to represent purchasers who acquired the Company's common stock during various periods, the earliest of which commenced on November 8, 1993 and ended on March 4, 1994. No class was ever certified. The complaint demanded damages in an unspecified amount. In September, 1995, the plaintiffs filed and served a second amended and consolidated complaint.

    On December 4, 1995, the Company and its named officers filed a motion to dismiss the action for failure to state a cause of action and failure to plead fraud with particularity. That motion was granted by United States District Court Judge Frederick Block by order dated December 8, 1996 in which the Court found that the plaintiff's complaint failed to state a claim for fraud or to adequately plead scienter. By judgment dated January 8, 1997, the Court dismissed the case. No Appeal was filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.01 per share, is quoted on NASDAQ-NMS under the symbol "LSKI." As of December 31, 1996, there were approximately 110 holders of record of the Company's common stock. On May 10, 1996, the record date for the Company's 1996 annual meeting, there were approximately 2,054 beneficial owners of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by the NASDAQ-NMS, for the periods indicated.


Calendar Period                                 High                     Low
---------------                                 ----                     ---

Year Ended December 31, 1995

    First quarter                               5 1/2                     3 1/2
    Second quarter                              5 1/8                     3 1/2
    Third quarter                               5 1/8                     3 5/8
    Fourth quarter                              4                         2 3/8


Year Ended December 31, 1996

    First quarter                               4 3/4                     3 1/8
    Second quarter                              5 1/2                     3 1/4
    Third quarter                               4 3/8                     3 1/2
    Fourth quarter                              4 1/8                    1 11/16

The last sale price of the Company's Common Stock on March 18, 1997 was 1 11/16.


Dividend Policy

    Since its inception, the Company has not paid any dividends other than S Corporation distributions with respect to periods prior to the completion of its initial public offering of common stock ("IPO"), and does not currently intend to declare or pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    (In thousands, except per share amounts)

    The following table sets forth certain selected consolidated financial data of the Company for the five years ended December 31, 1996.

    Data relating to the years ended December 31, 1996, 1995, 1994, and 1993 is derived from the Consolidated Financial Statements appearing elsewhere in this Report which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements, the notes thereto and the report thereon included elsewhere in this Report.

Income Statement Data:

                                                        Year ended December 31,
                                                        -----------------------

                                    1996         1995         1994          1993         1992
                                    ----         ----         ----          ----         ----

Net Sales                         $422,310     $395,135     $365,101      $293,122      $212,133

Gross Profit                      $ 26,072     $ 29,592     $ 28,424      $ 26,369      $ 21,866

Selling, General and
     Administrative expenses      $ 33,352     $ 29,202     $ 25,375      $ 19,947      $ 16,042

Income (Loss) from Operations     $ (7,280)    $    390     $  3,049      $  6,421      $  5,825

Net Income (Loss)                 $ (7,815)    $ (1,069)    $  1,042      $  3,578      $  3,201

Net Income (Loss)  per
   Common Share                   $  (1.78)    $   (.24)    $    .23      $    .91      $   1.00



Balance Sheet Data:
                                                        December 31,
                                                        ------------

                                   1996         1995         1994           1993         1992
                                   ----         ----         ----           ----         ----

Working Capital                   $15,953      $44,650      $44,968        $24,848      $11,833

Total Assets                      $90,454      $83,708      $74,043        $56,350      $38,398

Long-Term Liabilities             $   406      $21,667      $21,119        $   804      $   137

Stockholders' Equity              $18,524      $26,339      $27,408        $26,241      $13,014


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Years ended December 31, 1996 and 1995

    Net Sales: Net sales for the year ended December 31, 1996 were $422,310,269, representing a net increase of $27,175,156 (6.9%) from $395,135,113 for the year ended December 31, 1995. The Company's distribution sales, which excludes Magitronic systems and notebooks, for the year ended December 31, 1996 increased to $333,621,593 (79.0% of net sales) from $326,650,927 (82.7% of net sales) for the year ended December 31, 1995. Sales from distribution centers in the following regions of the U.S. changed as follows: Northeast region (including the Canadian distribution center), -16.2%; Southeast region, +47.6%; Mid- and Southwest region, -26.9%; Western region, +19.5%; and Pacific region -72.1%. The Company believes the decreases in the Northeast and Mid- and Southwest regions were affected by the closings of the Chicago and Melville, New York distribution centers in December 1995.

    Also during March 1996, the Company changed its computerized management information systems software. Early in the transition, the Company experienced several problems that temporarily impacted its ability to process orders and ship products. While these problems are typical for such a systems conversion and minor in nature, they nonetheless negatively impacted sales during 1996. Generally, sales were affected negatively by intense price competition in the industry. Sales also were impacted as a result of price increases to allow for the recovery of shipping costs related to certain heavy, low margin products. To a lesser extent, sales during 1996 were negatively affected by shortages the Company experienced with respect to certain multimedia kits.

     Sales of the Company's Magitronic brand of personal computers and notebooks for the year ended December 31, 1996 increased to $88,688,676 (21.0% of net sales) from $68,484,186 (17.3% of net sales) for the year ended December 31, 1995. The Company believes that the increase in sales of these products was due to the success of the Company's high end notebook computers, competitive pricing, fast delivery of custom-made systems as well as the growing acceptance of the Company's Magitronic brand in the market. In addition, sales of Magitronic computers in 1995 were negatively affected by production problems associated with relocating the Company's assembly operations from Melville, New York to Norcross, Georgia. To enhance the visibility of Magitronic products, in January 1996, the Company created its Magitronic subsidiary that focused on distributing Magitronic products. The Company expects the demand for its Magitronic brand personal computers to continue to increase.

    Sales during the latter part of 1995 were negatively affected by the shortages the Company experienced with respect to Magitronic 600 series notebooks and certain models of hard drives that were only available on an allocation basis.

     While management expects net sales of Magritronic products for 1997 to continue to increase, the rate of increase is likely to diminish as compared to prior years. Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

    Gross Profit: Gross profit decreased by $3,520,251 to $26,072,144 (6.2% of net sales) for the year ended December 31, 1996 from $29,592,395 (7.5% of net sales) for the year ended December 31, 1995. The gross profit margins for the year ended December 31, 1996, were negatively affected by intense price competition and decreases in the Company's utilization of vendor programs such as rebates, returns and price protection due to difficulties experienced with the Company's new management information systems and turnover issues in the product management department. Additionally, the Company re-examined its methods of assessing and estimating the adequacy of allowances for doubtful vendor receivables. It was determined that such allowances were inadequate and an increase was required. The Company increased reserves and write-offs with respect to vendor related receivables such as rebates, returns, price protection and co-operative advertising in the amount of $2,560,808 (.6% of net sales). In addition, due to sales expansion, Magitronic increased reserves in 1996 for rebates, price protection and warranty offered to customers in the amount of $677,024 (.8% of Magitronic sales). The Company also increased its provision for inventory obsolescence in the amount of $1,002,662 (.2% of net sales) due to the increase in age of certain goods.

    Over the last few years, the computer industry has experienced intense price competition and management believes that the price competitive conditions in the industry will continue.

    Selling, General and Administrative Expenses:, Selling, general and administrative expenses increased as a percentage of net sales from 7.4% for the year ended December 31, 1995 to 7.9% for the year ended December, 31, 1996. Such expenses increased from $29,201,935 in 1995 to $33,352,034 in 1996, partly as a result of higher sales levels. The Company's bad debt expense increased to $5,330,234 (1.2% of net sales) for the year ended December 31, 1996, from $1,150,181 (.3% of net sales) for the year ended December 31, 1995, due to the Company providing and extending credit terms to a growing percentage of its customer base, as well as difficulties experienced in the Company's systems of processing, tracking and monitoring the collection of accounts. The conversion of the Company's management information systems contributed to these difficulties as well as turnover issues in the credit department. Salaries for the year ended December 31, 1996 increased to $13,901,605 from $13,369,601 for the year ended December 31, 1995 but remained constant as a percentage of net sales at 3.3%. In March of 1995, the Company relocated its corporate headquarters and assembly operations for Magitronic personal computers from New York to Norcross, Georgia. Additional expenses of $1,189,000 (.3% of net sales) were incurred in relocating, setting up the facility, hiring and training employees and travel.

    Other Charges: Interest expense decreased to $2,105,015 in 1996 from $2,153,991 in 1995. The interest rate paid by the Company under its revolving credit loan ranged from 125 basis points over LIBOR to 1/4 over the prime rate.

    Income Taxes: The income tax benefit increased $987,000 to $1,652,000 for 1996 from $665,000 for 1995. The increase is due to the increase in taxable loss. The current tax benefit results from carrying back losses to obtain refunds of taxes paid in previous years. The deferred tax benefit has been reduced by a valuation allowance provided against net deferred tax assets. Consequently, the Company's effective income tax (benefit) rate is (17.5%).

    Net Loss: Net loss increased by $6,746,900 to $7,815,440 (1.9%) for the year ended December 31, 1996 from a loss of $1,068,540 (.3% of net sales), for the year ended December 31, 1995. The Company's net loss for the year ended December 31, 1996 was substantially affected by the increase in bad debt expense to $5,123,334 and the significant decrease in gross profit which was discussed above.


Years ended December 31, 1995 and 1994

    Net Sales: Net sales for the year ended December 31, 1995 were $395,135,113, representing a net increase of $30,033,785 (8.2%) from $365,101,328 for the year ended December 31, 1994. Sales from distribution centers in the following regions changed as follows: Northeast region (including Canadian distribution center), -5.7%; Southeast region, +28.2%; Mid- and Southwest regions, -3.9%; Western region, +7.6%; and Pacific Region, -34.8%. Part of the decrease in the Northeast region and the increase in the Southeast region was caused by crediting corporate sales previously allocated to New York to Georgia in conjunction with the relocation of corporate sales personnel to the Georgia office. The Company also commenced mail order sales efforts through a wholly-owned subsidiary, ProCORP, Inc., which was organized in November 1994. Net sales from the Company's mail order activities were $7,358,881 for the year ended December 31, 1995, compared to $23,576 for the year ended December 31, 1994.

    Sales of the Company's Magitronic brand of personal computers and notebooks for the year ended December 31, 1995 decreased to $68,484,186 (17.3% of net sales) from $73,268,851 (20.1% of net sales) for the year ended December 31, 1994. Sales of the Magitronic computers were affected by production problems associated with relocating the Company's assembly operations from Melville, New York to Norcross, Georgia.

    Sales during the later part of 1995 were negatively affected by the shortages the Company experienced with respect to Magitronic 600 series notebooks and certain models of hard drives that were only available on an allocation basis.

    Gross Profit: Gross profit increased by $1,168,514 to $29,592,395 (7.5% of net sales) for the year ended December 31, 1995 from $28,423,881 (7.8% of net sales) for the year ended December 31, 1994. The gross profit margin for the year ended December 31, 1994, was substantially affected by an inventory write down of $2,262,189 during the fourth quarter of 1994. The lower gross margin for the year ended December 31, 1995 was due to intense price competition and lower manufacturer's incentives than those available in 1994. The decrease in sales of Magitronic personal computers, which have higher margins, also impacted gross margin in 1995. Management believes that the price-competitive conditions of the industry will continue.

    Selling, General and Administrative Expenses: In March of 1995, the Company relocated its corporate headquarters and assembly operations for the Magitronic personal computers from New York to Norcross, Georgia. Additional selling, general and administrative expenses were incurred in relocating, setting up the facility, hiring employees, and related training and travel expenses. Selling, general and administrative expenses increased as a percentage of net sales from 6.9% for the year ended December 31, 1994 to 7.4% for the year ended December 31, 1995. Such expenses increased from $25,375,225 in 1994 to $29,201,935 in
1995. Salaries for the year ended December 31, 1995 increased to $13,369,601 from $12,315,471 for the year ended December 31, 1994 but remained constant as a percentage of net sales at 3.4%. The Company's bad debt expense increased to $1,150,181 (.3% of net sales) for the year ended December 31, 1995 from $584,206 (.2% of net sales) for the year ended December 31, 1994, as a result of the Company providing credit terms to a higher percentage of its customers. Throughout 1995, the total costs incurred with the relocation from New York to Georgia and the Company's strategic streamlining program were approximately $1,189,000 (.3% of net sales)

    Other Charges: Interest expense increased to $2,153,991 in 1995 from $1,218,518 in 1994 as a result of increased borrowings to support sales growth. The interest paid by the Company under its revolving credit loans ranged from 125 basis points over LIBOR to 1/4 of a point over the prime rate.

    Income Taxes: Income taxes decreased $(1,360,018) to $(665,000) for 1995 from $695,018 for 1994. The decrease is due to the decrease in taxable income. The current tax benefit results from carrying back losses to obtain refunds of taxes paid in previous years.

    Net Income(Loss): Net income decreased by $2,110,855 to a loss of $1,068,540 (.3% of net sales) for the year ended December 31, 1995 from net income of $1,042,315 (.3% of net sales), for the year ended December 31, 1994. The Company's net income for the year ended December 31, 1995 was affected by the relocation costs associated with moving the Company's headquarters and an income tax benefit of $665,000 which will result in a refund of taxes previously paid by the Company. The Company's net income during 1994 was substantially affected by an inventory write down of $2,262,189 during the fourth quarter of 1994.


Impact of Inflation

    The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing because it has no long-term contracts with most of its customers and, accordingly, could, if necessary, pass along price changes to its customers.


Liquidity and Capital Resources

    The Company finances its growth through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. Net cash used by operating activities was $6,856,898 in 1996 and $322,154 in 1995. The change in net cash flows from operating activities between 1996 and 1995 in the amount of $6,534,744 primarily resulted from an increase in the Company's net loss, an increase in inventories and prepaid expenses offset by increases in accounts payable and accrued expenses. The Company expects to receive income tax refunds ranging from $1,500,000 to $2,000,000 during 1997 which will increase its working capital. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company currently is afforded. For the years ended 1995 and 1996, the Company generally paid its suppliers approximately 35 to 45 days from date of invoice. Terms vary from one day to 60 days.

    Working capital was $15,953,069, as of December 31, 1996 and $44,649,616 as of December 31, 1995. On June 23, 1995, the Company signed a three-year $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for floorplanning of inventory. The facility provides for revolving cash borrowings of up to $35,000,000, limited by available collateral and $15,000,000 for inventory floorplanning. Borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or prime rate plus 1/4% and are based upon a formula of up to 85% of eligible receivables and 50% (30% for Magitronic goods) of eligible inventory not to exceed $15,000,000. As of December 31, 1996 and 1995, the Company owed $28,614,929 and $20,965,263, respectively, under its revolving credit loan. As of December 31, 1996, the Company had $1,641,424 available for cash borrowings under its revolving credit loan and $11,128,407 available for the floorplanning of inventory purchases.

     As of December 31, 1996, the Company is in violation of two financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at December 31, 1996. The Company is discussing these defaults with its lender with the goal of renegotiating these covenants. If such negotiations are successful, the amended terms will likely be less favorable to the Company than those that now exist. There can be no assurance that these negotiations will be successfully completed.

Asset Management

    Inventory. Management attempts to maximize product availability and delivery while minimizing inventory levels to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on average every 43 days during 1996 and 44 days during 1995. The Company takes a physical inventory every month which is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center.

    Most of the Company's U.S. suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customer. Not all of the Company's products are covered by these programs. Such suppliers accept defective merchandise returned within 12 to 15 months after shipment to the Company and some permit the Company to rotate its inventory by returning slow moving inventory for other inventory. These programs, in part, reduce the Company's risk with respect to slow moving inventories.

    While the Company distributes products of more than 70 U.S. suppliers, approximately 13% and 7% of the Company's net sales for 1996 were derived from products manufactured by Seagate and Samsung, respectively, which are the Company's two largest U.S. suppliers. The Company has written supply agreements with both Seagate and Samsung. The loss of either of these two suppliers, or a shortage in a particular product supplied by them, could have a material adverse impact on the Company during the period the Company believes it would need in order to establish alternate sources of inventory supply at required volume levels.

    Accounts Receivable. The Company primarily sells its products on the basis of cash, C.O.D. or on terms of up to 30 days, however, the Company has expanded its' extension of credit terms. The Company's average days' receivable was approximately 30 days and 26 days for the years ended December 31, 1996 and December 31, 1995, respectively. The increase in the average days sales receivable was a result of the Company offering and extending credit to more of its customers.

Management's Plans Regarding Negative Trends

    The Company has experienced net losses of $7,815,440 and $1,068,540 for the years ended December 31, 1996 and 1995, respectively. The Company has also experienced steady declines in its gross profit as a percentage of net sales over the last several years. As of December 31, 1996 the Company is in violation of two financial covenants under its credit facility. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Management plans to address these negative trends and losses as follows:

    *During March 1997, the Company reduced its work force by approximately 100 personnel or 19%. Management will continue to evaluate its staffing requirements to manage personnel costs.

    *Management intends to improve gross profit as a percentage of sales by emphasizing higher margin products and more profitable vendor relationships and by expanding its sales of Magitronic systems and notebooks. Additionally, management intends to increase the utilization of vendor discount, rebate and price protection programs.

    *Management  intends  to  reduce  and  monitor  its  selling,   general  and
administrative expenses by instituting strict budgetary controls.

     *Management is discussing its lending relationship with its lenders with the goal of renegotiating the financial covenants in its lending agreements.

     While management believes these plans will be successfully implemented there can be no assurance that further corrective measures, such as additional restructuring and alternative sources of financing, will be not necessary or, if so, can be successfully accomplished.


Management Estimates

    Financial statements prepared in conformity with generally accepted accounting principles necessitates the use of management estimates. Management has estimated reserves for inventory obsolescence and uncollectible vendor and accounts receivables based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is reasonably possible that these reserves will change within a year, and the effect of the change could be material to the consolidated financial statements.

Forward-Looking Information May Prove Inaccurate

     This report contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "estimate," "intends" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government regulations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, lender relationships and the risk factors listed from time to time in the Company's SEC reports.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial and reporting standards for stock-based employee compensation plans. The Standard encourages, but does not require, companies to recognize compensation expense based upon the fair value of grants of stock options and other equity instruments to employees. Companies which do not adopt the expense recognition provision of the Standard, must disclose pro forma net income and earnings per share. The Company has adopted this statement during its year ended December 31, 1996 and continues to apply the prior accounting rules and has provided the pro forma disclosures.

    The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement during its year ended December 31, 1996. This statement did not have a material impact on the Company's consolidated financial statements.

    In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The adoption of this Standard is not expected to impact the Company's consolidated financial statements.

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The new Standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its operating results for the quarter and year ending December 31, 1997. The Company does not expect the effect of this new Standard to be material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a)(1) and (2) of Part IV of this Report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors and Executive Officers

    The directors and executive officers of the Company are as follows:

    Name                  Age  Positions and Offices
    ----                  ---  ---------------------

    Morries Liu           48   Chairman of the Board of Directors and Chief
                               Executive Officer

    Manuel C. Tan         40   President, Chief Operating Officer and Director

    Edward A. Williams    36   Acting Chief Financial Officer

    Shirley Lee           35   Sr. Vice President-Sales and Marketing-Magitronic

    Edwin J. Feinberg     65   Director

    Paul J. Konigsberg    61   Director

    Kenny Liu             43   Director

    Eric Bashford         37   Director


    Morries Liu has been the Company's Chairman of the Board of Directors and Chief Executive Office since founding the Company in 1984. He also served as its President until the election of Mr. Tan in April 1993. Prior to founding the Company, he worked for Northern Telecom, Inc. as a systems engineer for more than two years. He graduated from the Chinese Cultural University, Taiwan, in 1972 with a B.A. degree in Journalism.

    Manuel C. Tan has been with the Company since 1984 and was the Company's Executive Vice President, Chief Operating Officer, and Secretary from 1988 until April 1993, when he was elected President of the Company. He has been a director of the Company since June 1991. Prior to joining the Company, he was the general manager for two years of a wholesale and retail lumber company located in the Philippines. He graduated from De Lasalle University, Philippines in 1979 with a B.A. degree in General Studies.

    Shirley Lee has been with the Company since 1985 and was the Company's Senior Vice President--Sales and Marketing from April 1992 until April 1993, when she was elected Executive Vice President--Sales and Marketing. From 1985 to April 1992, she was the Company's Vice President--Sales and Marketing. Prior thereto, Ms. Lee graduated from the National Taiwan University in 1984 with a B.A. degree in Business Administration and took courses toward an M.B.A. at New York University.

    Edward A. Williams has been with the Company since July 1996 and is the Company's controller and acting Chief Financial Officer. Prior to joining the Company, he was employed by Aviation Service Corporation, a subsidiary of Aerospatiale, since 1985. He held the position of Controller from March 1993 until May 1996 and was also a member of the board of directors. Aviation Service Corporation is the second largest wholesale distributor of aircraft parts in the world. Mr. Williams graduated from East Tennessee State University in 1984 with a BBA in Accounting and is a member of the American Institute of Certified Public Accountants.

    Edwin J. Feinberg was the Company's Vice President--Finance and Chief Financial Officer from 1988 to November 1994. Since December of 1994, he has served as a consultant to the Company. Prior thereto, he was Controller and Chief Financial Officer of BWP Holding Corp., a distributor of automotive replacement parts, for more than three years. He has been a director of the Company since June 1991. Mr. Feinberg has approximately 35 years of accounting experience, including three years as Corporate Controller, from 1974 to 1977, of Lafayette Radio Electronics Corp., which was then an American Stock Exchange listed company engaged in the wholesale and retail sale of consumer electronic products and components, and four years as Corporate Controller, from 1977 to 1981, of Diplomat Electronics Corp., which was then traded over-the-counter and engaged in the distribution of electronic components. Mr. Feinberg graduated from New York University (School of Commerce) in 1955 with a B.S. degree in Accounting.


     Paul J. Konigsberg has been a senior partner of Konigsberg Wolf & Co., P.C., an accounting firm, since 1972. Mr. Konigsberg received a B.B.A. degree in Business Administration in 1965 and a Master of Laws in Taxation in 1968, both from New York University. He has been a director of the Company since November 1991. In addition to the Company, Mr. Konigsberg is a member of the board of directors of Sandata, Inc. Mr. Konigsberg is the designee of Reich & Co., Inc. pursuant to an agreement made with the Company in connection with the Company's initial public offering.


     Kenny Liu (who is not related to Morries Liu) has served as the President and Chief Executive Officer of IGS, Inc., a privately held multimedia company since March 1994. Prior thereto, Mr. K. Liu served as the Chief Executive Officer of Opti, Inc. from January 1989 to March 1994, served as its President from January 1989 to February 1993, and from February 1993 to July 1994 he served as the Chairman of the Board. From September 1986 to January 1989, Mr. K. Liu was employed by Chips and Technologies, Inc., a chipset design company, serving most recently as a design manager. Mr. K. Liu became a director of the Company in June 1994. Mr. K. Liu holds a B.S. degree in Electrical Engineering from National Cheng-Kung University and a M.S. in Electrical Engineering from Ohio State University.


     Eric R. Bashford serves as Managing Director of Investment Banking at M.H. Meyerson & Co., Inc. where he has been employed since March 1, 1997. Prior thereto he served as Senior Vice President and Director of Corporate Finance at RAS Securities Corp. where he had been employed since January 1994. From July 1990 to January 1994, he was Senior Vice President of Reich & Co., Inc. (the underwriter of the Company's initial public offering in 1991 and secondary public offering in 1993). From February to July 1990, he was a Senior Vice President of Hopper Soliday & Co., Inc. From 1988 to January 1990, he was a Senior Vice President of J.T. Moran & Co., Inc. Mr. Bashford is a Chartered Financial Analyst. He received a B.A. in Economics and Management from Beloit College in 1981 and an M.B.A. from the Wharton School of the University of Pennsylvania in 1988.


    In furtherance of the Company's compensation policy for independent members of the Board of Directors, Messrs. Bashford, K. Liu, and Konigsberg each receive an annual Director's fee of $12,000 and, with the exception of Mr. Feinberg who was granted stock options in his capacity as an employee of the Company, were granted options to purchase 15,000 shares of the Company's Common Stock, at fair market value on the date of grant in consideration for their services as members of the Company's Board of Directors. The Company granted 7,500 of these options to each of these directors on his initial election to the Board of Directors (the "Initial Election Options") and options to purchase 7,500 shares of common stock to each of them on April 17, 1995. All of these options are exercisable as to 33 1/3% of the shares on each of the first three anniversaries of the date of grant. All stock options granted by the Company which had exercise prices in excess of $4.75 per share were repriced by the Company to $4.75 per share, which was in excess of the fair market value of the Company's common stock on December 22, 1994, the date the repricing was effected. The purchase prices of Common Stock subject to the Initial Election Options granted to Messrs. Konigsberg and
K. Liu and the options held by Mr. Feinberg were reduced accordingly. The Initial Election Options awarded to Mr. Bashford were not effected by the repricing since the purchase price for the Common Stock subject to his options is $4.625, the fair market value of the Company's Common Stock on the date the options were granted. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

     The Company's Audit Committee is comprised of Messrs. Konigsberg and K. Liu. The Audit Committee reviews the engagement of the independent accountants, the scope of the annual audit undertaken by the independent accountants, and the adequacy of the Company's internal control procedures, including those related to affiliated parties.

    In June 1991, the Company adopted a classified Board of Directors consisting of five members. One sitting director was elected in 1994; the current Board of Directors of the Company now consists of six members. The directors are divided into three classes consisting of two directors in each of Class 1, Class 2 and Class 3. Messrs. Morries Liu and Konigsberg, as Class 1 directors, were re-elected at the 1995 annual meeting of stockholders and will hold office until the 1998 annual stockholders meeting. Mr. Tan and Mr. K. Liu are Class 2 directors and will hold office until the 1999 annual stockholder's meeting. The term of office of Messrs. Feinberg and Bashford, who are Class 3 directors, will expire at the 1997 annual stockholder's meeting. The term of office of each director expires at the third annual meeting of stockholders following his or her election. Having a classified Board of Directors may be viewed as inhibiting a change of control of the Board of Directors by stockholder vote.

    Article Seven of the Company's Certificate of Incorporation provides that, to the fullest extent permitted by Section 102 of the General Corporation Law of the State of Delaware, no director of the Company shall be liable to the Company for damages for breach of his or her fiduciary duty as a director. Article Eight of the Company's Certificate of Incorporation provides that, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, the Company shall indemnify any and all persons whom it shall have the power to indemnify (which include directors, officers, employees or agents of the Company) against liability for certain of their acts.

ITEM 11. EXECUTIVE COMPENSATION


    The table below discloses all cash compensation awarded to, earned by or paid to each executive officer of the Company who earned $100,000 or more for services rendered in all capacities to the Company during the fiscal year ended December 31, 1996. In addition it provides information with respect to the compensation of the named executive officers for 1995 and 1994.



                           Summary Compensation Table



                                    ----------- Annual Compensation----------
                                                                    Long-Term
Name and Principal                                    Other Annual  Compensation
   Position                Year   Salary     Bonus(1) Compensation  Options
------------------         ----   ------     -------- ------------  -----------

Morries Liu
  Chairman of the Board    1996   $230,000       ---        ---           ---
  of Directors and Chief   1995   $169,077   $ 3,382        ---        50,000
  Executive Officer        1994   $206,846   $ 3,875        ---           ---


Manual C. Tan              1996   $172,500       ---        ---           ---
  President and Chief      1995   $172,500   $ 3,450        ---        50,000
  Operating Officer        1994   $155,260   $ 3,105        ---        29,000(2)


Shirley Lee                1996   $102,092       ---        ---           ---
  Sr. V.P.-Sales and       1995   $ 95,991       ---        ---        25,000
  Marketing-Magitronic     1994   $ 87,093       ---        ---        15,000(2)


     (1) Includes the Company's contribution to its 401-K plan in the following amounts for 1996, 1995 and 1994, respectively: Mr. Liu, $3,892, $3,382 and
$3,875;  Mr. Tan, $3,317,  $3,450 and $3,105;  and Ms. Lee,  $2,042,  $1,920 and
$1,742.

     (2) Includes 9,000 and 7,000 stock options originally granted to Mr. Tan and Ms. Lee in 1992, respectively, that were repriced in December 1994, with no change in their exercise or expiration dates. The new exercise price was $4.75 per share and the closing market price per share on the date the options were repriced was $4.625 per share.

Employment Agreements

    The Company does not have employment contracts with any of its employees.

    The following table provides information on option grants in 1996 to the Company's named executive officers.

     The following table provides information on the value of the Company's named executive officers' unexercised options at December 31, 1996. The Company did not grant any options to its named executive officers during the fiscal year ended December 31, 1996.




                              Aggregated Option Exercises in Last Fiscal Year
                                        and Fiscal Year-End Option Values

                                          Number of Unexercised        Value of Unexercised
                                              Options at              In-the-Money Options at
                                          December 31, 1996(#)        December 31, 1996($)(1)
                                          --------------------        -----------------------

                  Shares
               Acquired on     Value
Officer          Exercise    Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
-------        -----------   --------   -----------  -------------   -----------  -------------

Morries Liu         0          $0          16,665        33,335           $0           $0

Manual C. Tan       0          $0          56,998        40,002           $0           $0

Shirley Lee         0          $0          30,666        19,334           $0           $0


(1) Fiscal year ended December 31, 1996. The last sale price of the Company's Common Stock on that day, as reported by NASDAQ-NMS, was $1.75.

Compensation Report

    It is the Board of Directors' responsibility to review compensation levels of members of management, evaluate the performance of management, consider management succession and other related matters and administer the Company's various incentive plans. The Board determines what it considers appropriate compensation based on the individual's performance and contribution, the financial status of the Company, competitive national compensation levels prevailing in the computer industry, competitive pressure for key personnel and Company objectives. In order to accommodate its rapid growth in sales, the Company has monitored its costs very carefully over the years, including the compensation paid to all of the Company's employees. As a consequence of this policy, the Board believes that salary of the Company's executive officers has been modest compared to executives employed by the Company's competitors.


Incentive Plans

    1991 and 1994 Stock Option Plans: In 1991, the Company adopted its 1991 Stock Option Plan. As of December 31, 1996, options to purchase 248,600 shares of the Company's Common Stock had been granted and had been exercised or were outstanding out of the total number of options authorized under the Company's 1991 plan of 450,000. In July 1994, the Board of Directors adopted the Company's 1994 Stock Option Plan. As of December 31, 1996, options to purchase 527,350 of the Company's Common Stock had been issued out of the total number of options authorized under the plan of 650,000. The purpose of the Company's stock option plans is to provide a means for the Company, by granting Company options to purchase stock to employees, executive officers, and directors of the Company, to attract and retain persons of ability and motivate them to advance the interest of the Company. Stock options are awarded by the Board of Directors subject to the terms of the plans. The Board of Directors considers the contribution made to the Company's business and the number of Company's stock option grants previously awarded to employees, including executive officers, when awarding new stock options. The Board of Directors may amend outstanding stock option and grant agreements, subject to plan limitations. Because the Company believes that the level of compensation paid to all employees is modest as compared to that paid by its competitors, grants of options to purchase the Company's Common Stock has been an important feature of the compensation program for all employees. The Board of Directors issued options to purchase an aggregate 118,450 shares of the Company's Common Stock under the Company's Stock Option Plans during 1996.

    At the present time, the Company's officers receive compensation in the form of base salary and long-term incentive compensation through stock options, pursuant to the Company's stock option plans. In addition, the Company offers health insurance as long as the officer is actively employed. The officers, as well as substantially all full-time employees, are eligible to participate in the Company's Deferred Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. In general, the Board believes the Company should increase executive compensation to levels more in-line with industry standards. In order to narrow the compensation gap, the Board has authorized increased cash compensation and has awarded incentive stock awards to certain of the Company's executive officers.

    Three current or past executive officers of the Company, Messrs. M. Liu, Tan, and Feinberg, are members of the Company's Board of Directors and have participated in deliberations concerning executive officer compensation but none of them voted on their individual compensation.

    With respect to compensation for officers including Mr. Liu, the Chief Executive Officer, the Board of Director's policy is to review compensation proposals from management, which are based on performance evaluation measuring past performance as well as expected future contributions. Mr. Liu's compensation is based on his experience in the industry, his responsibilities as the Company's Chief Executive Officer and the dominant role he has played in the Company's growth.

BOARD OF DIRECTORS



         Morries Liu
         Manuel C. Tan
         Edwin J. Feinberg
         Paul J. Konigsberg
         Kenny Liu
         Eric Bashford



STOCK PRICE PERFORMANCE CHART

    The following chart presents a comparison of the cumulative total stockholder return on the Common Stock with the NASDAQ Stock Market (U.S.) Index and the average performance of a group consisting of the Company's peer corporations on a line-of-business basis. The peer corporations in the group are Arrow Electronics, Inc., Intelligence Electronics, Inc., Merisel, Inc., Southern Electronics Corporation and Tech Data Corp. This chart assumes that $100 was invested on August 13, 1991 (or such later date the applicable company registered its common stock under Section 12 of the Securities Exchange Act of
1934) in the Common Stock and in the other indices, and that all dividends were reinvested and are weighted on a market capitalization basis at the time of each reported data point. The stock price performance shown below is not necessarily indicative of future price performance.



                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                        AMONG LIUSKI INTERNATIONAL, INC.,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX


                                              Fiscal year ending,
                                              -------------------

                              1991    1992      1993     1994     1995      1996
                              ----    ----      ----     ----     ----      ----

Liuski International, Inc.    100    145.83    183.33    68.75    55.21    29.17

Peer Group                    100    129.09    214.48   127.06   120.95   167.77

NASDAQ Stock Market           100    100.98    121.13   127.17   164.96   204.98

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 18, 1997, by (i) each of the Company's directors and executive officers, (ii) directors and executive officers of the Company as a group and (iii) each person believed by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. Each such person has sole voting and investment powers with respect to his and her shares.


                                  Number of Shares              Percentage of
Name of Beneficial Owner         Beneficially Owned           Outstanding Shares
------------------------         ------------------           ------------------

Morries Liu                      1,813,285(1)(2)(3)(4)              41.2%

Manuel C. Tan                       99,800(3)(4)                     2.3%

Shirley Lee                         69,167(3)(4)                     1.6%

Edwin Feinberg                      26,000(3)(4)                      .6%

Paul J. Konigsberg                  12,500(3)(4)                      .3%

Kenny Liu                            7,500(4)                         .2%

Eric Bashford                       20,000(3) (4)(5)                  .5%

All directors and executive
 officers as a group
 (8 individuals)                 2,005,252(1)(2)(3)(4)(5)           45.4%


(1) Excludes an aggregate of 122,542 shares owned by Mr. Liu's three sisters and brother-in-law as follows: Ms. Tina Peng, 34,267 shares; Ms. Shing-Gyy Hu, 24,267 shares; and Ms. Li Shin Liu and Mr. Jin Yao Shen, 34,008 shares jointly.

(2) Includes 80,000 shares of Common Stock that are subject to options granted by Mr. Liu to current or prior employees of the Company on May 28, 1991, which are exercisable until December 29, 1998, at $5.25 per share. These include options granted to Ms. Peng, Ms. Hu and Ms. Lee to purchase 10,000 shares each and options granted to Mr. Tan and Mr. Feinberg to purchase 18,000 and 15,000 shares, respectively.

(3) Represents or includes shares subject to stock options referred to in footnote (2) and options granted by the Company as follows: Mr. Liu, 16,665; Mr. Tan, 38,998 shares; Mr. Feinberg, 11,000 shares; Ms. Lee, 20,600 shares; Mr. K. Liu, 7,500 shares; Mr. Bashford: 7,500 shares; and Mr. Konigsberg, 12,500 shares.

(4) Excludes shares of common stock that are subject to options which are not currently exercisable as follows: Mr. Liu, 33,335 shares; Mr. Tan, 40,002; Ms. Lee, 19,334; Mr. Feinberg, 2,000; Mr. Bashford 7,500; Mr. Konigsberg, 2,500; and Mr. K. Liu, 7,500.

(5) Represents shares subject to options referred to in footnote (3) and 12,500 shares that are subject to options issued to Mr. Bashford, as an officer of Reich & Co. Inc., in connection with the Company's secondary public offering in 1993, which are exercisable until May 21, 1998, initially at $11.55 per share, subject to adjustment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Taiwan Affiliates

    Since 1984, the Company has been purchasing products in the Far East through one or more trading companies substantially all of whose activities have been dedicated to providing purchasing services for the Company. The majority of the stock of the trading companies, Marie-Claude Co., Ltd. and Liuski International, Inc. (Taiwan) (collectively, the "Trading Affiliates" ) is owned by Mr. Liu's mother and the remainder is owned by certain members of Mr. Liu's immediate family. The Company has an agreement with each of the Trading Affiliates pursuant to which the Company may, but is not required to, purchase products from the Trading Affiliates, at a price of 2% above the amount of the manufacturer's charge to the Trading Affiliates plus reimbursement of out-of-pocket costs. Pursuant to the agreements, the Trading Affiliates handle a variety of purchasing logistics for the Company. The total purchases through the Trading Affiliates were approximately $88,025,000 during 1996, for which the Company paid contract consideration to the Trading Affiliates of approximately $1,761,000. The agreements with each of the Trading Affiliates expire on December 31 of each year with annual renewals. The Company's purchases of products from the Trading Affiliates are denominated in U.S. dollars.

    The Company has undertaken not to materially broaden the scope of its relationships with the Trading Affiliates. All relationships and transactions with the Trading Affiliates, including the approval of renewals and amendments to existing agreements, are subject to review and approval by the Company's Audit Committee, all of which are independent directors, with the assistance of the Company's independent auditors.


Computer Directions

    Prior to Computer Directions ceasing operations in April of 1994, the Company sold microcomputer peripherals, components and accessories to Computer Directions, a chain of four retail stores located primarily in North Carolina, owned approximately 36.3% by Mr. Liu, 10.7% by Mr. Tan, 6.6% by Ms. Lee, 2.4% by Ms. Peng and 44.0% by unaffiliated individuals. Computer Directions made no payments to Mr. Liu, Mr. Tan, Ms. Lee or Ms. Peng except to reimburse them for tax liabilities incurred by them as a result of Computer Directions' status as an S corporation for Federal income tax purposes. At December 31, 1996, Computer Directions owed the Company $118,000 or approximately .4% of the Company's total accounts receivable. The Company has security interests in Computer Directions assets. In addition, Mr. Liu has guaranteed the entire outstanding balance. The Company believes that Mr. Liu's guarantee provides sufficient allowances against any uncollected account receivable balance of Computer Directions.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


    (a) (1)  Consolidated Financial Statements

             Index to Consolidated Financial                              F - 1
             Statements

        (2)  Schedules to Financial Statements

             Index to Consolidated Financial
             Statements Schedules                                         S - 1


        (3) The exhibits listed in the exhibit index attached to this Report are filed as part of this Report.


    (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Report.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants                        F - 2


Consolidated Financial Statements:

    Balance Sheets                                                        F - 3

    Statements of Operations                                              F - 4

    Statements of Stockholders' Equity                                    F - 5

    Statements of Cash Flows                                              F - 6

    Notes to the Consolidated Financial Statements              F - 7 to F - 16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders of
Liuski International, Inc.
Norcross, Georgia


We have audited the accompanying consolidated balance sheets of Liuski International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liuski International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


BDO Seidman, LLP


Atlanta, Georgia
March 21, 1997


                                        LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                                             December 31,                   December 31,
                                                                                1996                            1995
                                                                     ------------------------        ------------------------
ASSETS (Note 2)
---------------

CURRENT ASSETS
  Cash and Cash Equivalents (Note 1)                                      $           18,065            $            200,989
  Accounts Receivable net of Allowance for
    Doubtful Accounts of $3,208,000 and $1,050,000
    respectively                                                                  31,994,144                      33,013,943
Inventories (Note 1)                                                              49,872,618                      43,295,440
Prepaid Expenses and Other Current Assets (Notes
5 and 6)                                                                           5,592,192                       3,840,889
                                                                      ------------------------        ------------------------
TOTAL CURRENT ASSETS                                                              87,477,019                      80,351,261

FURNITURE, AUTOS AND EQUIPMENT, at cost, less
  Accumulated Depreciation and Amortization of
  $3,425,870 in 1996 and $2,645,806 in 1995,
  respectively (Notes 1 and 9)                                                     2,741,814                       3,101,973

OTHER ASSETS                                                                         235,145                         254,828
                                                                      ------------------------        ------------------------
  TOTAL ASSETS                                                                    90,453,978                      83,708,062
                                                                      ========================        ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Trade Accounts Payable: Affiliate (Note 5)                             $        13,889,474            $          9,245,742
  Trade Accounts Payable (Note 2)                                                 26,209,403                      24,491,010
  Revolving Credit Loan (Note 2)                                                  28,614,929                            -
  Accrued Expenses and Other Current Liabilities                                   2,810,144                       1,964,893
                                                                       -----------------------        ------------------------

    TOTAL CURRENT LIABILITIES                                                     71,523,950                      35,701,645

REVOLVING CREDIT LOAN (Note 2)                                                             -                      20,965,263
CAPITAL LEASE OBLIGATIONS (Note 9)                                                   406,428                         702,114
                                                                       -----------------------        ------------------------
    TOTAL LIABILITIES                                                             71,930,378                      57,369,022
                                                                       -----------------------        ------------------------

COMMITMENTS AND CONTINGENCIES (Note 3)                                                     -                               -

STOCKHOLDERS' EQUITY (Notes 7, 8 and 11)
  Preferred Stock, $.01 par value, 1,000,000
    shares authorized; none issued                                                         -                               -
  Common Stock, $.01 par value; 7,000,000 shares
    authorized; 4,380,525 shares issued and
    outstanding                                                                       43,806                          43,806
  Additional Paid-in Captial                                                      18,435,164                      18,435,164
  Retained Earnings                                                                   44,630                       7,860,070
                                                                      ------------------------        ------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                    18,523,600                      26,339,040
                                                                      ------------------------        ------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        90,453,978            $         83,708,062
                                                                      ========================        ========================

                                   See notes to consolidated financial statements


                                                         F - 3

                                                 LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              Year Ended December 31,

                                                       1996                            1995                           1994
                                             -----------------------        ------------------------       -------------------------

Net Sales                                      $       422,310,269            $        395,135,113           $          365,101,328

Cost of Sales (Note 5)                                 396,238,125                     365,542,718                      336,677,447
                                             -----------------------        ------------------------       -------------------------

  Gross Profit                                          26,072,144                      29,592,395                       28,423,881

Selling, General and
  Administrative Expenses                               33,352,034                      29,201,935                       25,375,225
                                             -----------------------        ------------------------       -------------------------

    Income (Loss) from Operations                       (7,279,890)                        390,460                        3,048,656
                                             -----------------------        ------------------------       -------------------------

Other Expenses (Income):
  Interest Expense                                       2,105,015                       2,153,991                        1,218,518
  Miscellaneous                                             82,535                         (29,991)                          92,805
                                             -----------------------        ------------------------       -------------------------
    Total Other Expenses (Income)                        2,187,550                       2,124,000                        1,311,323
                                             -----------------------        ------------------------       -------------------------

  Income (Loss) before Income Taxes                     (9,467,440)                     (1,733,540)                       1,737,333

Income Taxes (Note 6)                                   (1,652,000)                       (665,000)                         695,018
                                             -----------------------        ------------------------       -------------------------

  Net Income (Loss)                             $       (7,815,440)            $        (1,068,540)           $           1,042,315
                                             =======================        ========================       =========================



Net Income (Loss) per Common and
  Common Equivalent Share: Primary and
  Fully Diluted                                 $            (1.78)            $             (0.24)           $                0.23
                                             =======================        ========================       =========================


Weighted Average number of Common and
  Common Equivalent Shares Outstanding:
  Primary and Fully Diluted                              4,380,525                       4,380,525                       4,442,000
                                             =======================        ========================


                                             See notes to consolidated financial statements





                                     LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                             Common Stock, $.01 par value
                                       -----------------------------------------



                                                                                     Additional
                                                 Number                               Paid-In         Retained
                                                of Shares           Amount            Capital         Earnings               Total
                                                ---------           ------            -------         --------               -----



December 31, 1993                                 4,363,250         $ 43,633      $ 18,310,712      $ 7,886,295         $26,240,640

Issuance of Common Stock for
Stock Options exercised (Note 11)                    17,275              173           124,452                -             124,625

  Net Income                                             -             -               -              1,042,315           1,042,315
                                              -------------     ------------    -------------     --------------     --------------


December 31, 1994                                 4,380,525           43,806       18,435,164         8,928,610          27,407,580

  Net Loss                                              -               -               -            (1,068,540)         (1,068,540)
                                              -------------     ------------    -------------     --------------     --------------

December 31, 1995                                 4,380,525           43,806       18,435,164         7,860,070          26,339,040

  Net Loss                                               -                 -                -        (7,815,440)         (7,815,440)
                                              -------------     ------------    -------------     -------------      --------------

December 31, 1996                                 4,380,525         $ 43,806     $ 18,435,164         $ 44,630         $ 18,523,600
                                              =============     ============    =============     =============       ==============


                                                   See notes to consolidated financial statements




                                            LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,

                                                                           1996                    1995                    1994
                                                                           ----                    ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                     $  (7,815,440)         $  (1,068,540)          $   1,042,315


Adjustments to reconcile Net Income (Loss) to Net Cash used by
  Operating Activities:

    Depreciation and Amoritization                                         1,040,165                996,316                 630,095

    Provision for Losses on Accounts Receivable                            5,330,234              1,150,181                 584,206

  Provision for Inventory Obsolescence                                     1,002,662                      -               2,262,189

  Deferred Income Taxes                                                     (513,000)               (94,000)               (188,000)

  Changes in Operating Assets

    Accounts Receivable                                                   (4,310,435)           (12,471,550)             (6,764,226)

    Inventories                                                           (7,579,840)               583,931             (10,806,449)

    Prepaid Expenses and Other                                            (1,238,303)               331,273                (855,445)

 .  Other Assets                                                              19,683                 65,338                (139,508)

  Changes in Operating Liabilities:

    Accounts Payable: Affiliate                                            4,643,732             (3,906,290)             (2,478,291)

    Accounts Payable and Accrued Expenses                                  2,563,644             14,091,187              (1,454,677)
                                                                    ----------------           -------------        ----------------

 .Total Adjustments                                                          958,542                746,386             (14,253,524)
                                                                    -----------------          -------------        ----------------

    Net Cash used by Operating Activities                                 (6,856,898)              (322,154)            (13,211,209)
                                                                     ----------------          -------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Capital Expenditures                                                       (680,006)              (859,908)             (1,312,730)
                                                                      ---------------           ------------        ----------------


CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from Revolving Credit Loan                                       7,649,666                965,263              15,000,000
 Repayment of Capital Lease Obligations                                     (295,686)              (416,567)               (224,605)
 Proceeds from issuance of Common Stock                                                                -                    124,625
                                                                     ---------------         --------------         ----------------
    Net Cash provided by Financing Activities                              7,353,980                548,696             (14,900,020)
                                                                     ---------------         --------------         ----------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          (182,924)              (633,366)                376,081

CASH AND CASH EQUIVALENTS: BEGINNING OF YEAR                                 200,989                834,355                 458,274
                                                                     ---------------          --------------       -----------------
CASH AND CASH EQUIVALENTS: END OF YEAR                                 $      18,065                200,989                 834,355
                                                                     ===============          ==============        ================


                                                     See notes to consolidated financial statements

                                                                            F-6

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    (a)  Nature of Business

    Liuski International, Inc., and subsidiaries (the "Company") is a distributor of microcomputer peripherals, components, and accessories throughout the United States and to certain foreign countries. The Company also offers its own Magitronic brand of IBM-compatible personal computers, as well as Magitronic private-label components and accessories. Customers of the Company are primarily value-added resellers, systems integrators, consultants, retail stores, governmental and corporate end users and small distributors, substantially all of which are located in the United States and Canada. All of the Company's products are supplied from four primary distribution centers located in, or in the vicinity of, Norcross (an Atlanta, Georgia suburb), Los Angeles, Miami, and Toronto. The Company reopened distribution centers in Chicago and Melville (New
York) on a limited basis to facilitate sales to customers in close proximity to these centers. The Company has an assembly facility in Norcross, Georgia, and performs limited assembly operations at its Toronto distribution center. The Company also has sales offices in Chicago, Dallas and Melville (New York). Export sales were not material in any of the three years ending December 31, 1996. During 1995, the Company relocated its headquarters to its Norcross, Georgia facility and consolidated its distribution centers. As a result of the relocation, the Company incurred selling, general and administrative costs of approximately $1,189,000 relating to setting up the facility, hiring employees, and related training and travel expenses.

    (b)   Management's Plans Regardoing Negative Trends

     The Company has experienced net losses of $7,815,440 and $1,068,540 for the years ended December 31, 1996 and 1995, respectively. The Company has also experienced steady declines in its gross profit as a percentage of net sales over the last several years. As of December 31, 1996 the Company is in violation of two financial covenants under its credit facility. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Management plans to address these negative trends and losses as follows:

    *During March 1997, the Company reduced its work force by approximately 100 personnel or 19%. Management will continue to evaluate its staffing requirements to manage personnel costs.

    *Management intends to improve gross profit as a percentage of sales by emphasizing higher margin products and more profitable vendor relationships and by expanding its sales of Magitronic systems and notebooks. Additionally, management intends to increase the utilization of vendor discount, rebate and price protection programs.

    *Management  intends  to  reduce  and  monitor  its  selling,   general  and
administrative expenses by instituting strict budgetary controls.

     *Management is discussing its lending relationship with its lenders with the goal of renegotiating the financial covenants in its lending agreements.

     While management believes these plans will be successfully implemented there can be no assurance that further corrective measures, such as additional restructuring and alternative sources of financing, will be not necessary, if so, or can be successfully accomplished.

    (c)  Principles of Consolidation

    The consolidated financial statements include the accounts of Liuski International, Inc. ("Liuski") and its wholly-owned subsidiaries (the "Subsidiaries"). All significant intercompany balances and transactions have been eliminated.

    (d)  Concentrations of Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit. The Company's sales to any one customer did not exceed 10% of total sales. Also, the Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a daily basis. The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    The Company is vulnerable to concentrations with certain suppliers of its inventory. Approximately 20% and 17% of the Company's net sales for the years ended December 31, 1996 and 1995, included components manufactured by two third-party suppliers. Shortages of these products have adversely affected operating results in the past, and the loss of these suppliers or a shortage in a particular product supplied by either of them could have a material adverse impact on the Company during the period the Company believes it would need to establish alternate sources of supply at required volume levels. Approximately 22% of the Company's net sales for the year ended December 31, 1994 included components manufactured by these suppliers.

    (e)  Inventories

    Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined on an average method, which approximates the first-in, first-out method.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



    (f)  Furniture, Autos, Equipment and Depreciation

    Furniture, automobiles, and equipment are stated at cost. Depreciation is computed by the straight-line method, over the estimated useful lives of the related assets (5 to 7 years).


    (g)  Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.


    (h)  Revenue Recognition

    Sales are recognized upon shipment of products. The Company allows its customers to return products for exchange or credit subject to certain limitations. Provision for losses and warranty costs on such returns are accrued at the time of sale (see Product Warranty below).


    (i)  Taxes on Income

    The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, current income taxes are provided based upon taxes currently payable and deferred taxes are provided to reflect the temporary difference in the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is recorded to reduce deferred tax assets to an amount which is considered more likely than not to be realized.


    (j)  Net Income per Common and Common Equivalent Share

    Per share data is calculated using the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during the period.


    (k)  Product Warranty

    The Company offers one to two year warranty coverage for Magitronic system and notebook sales. The Company accrues warranty costs for labor and parts which are not covered by OEM warranties at the time of sale. The Company generally offers a 30-day warranty for defective distribution products. These goods are returned to the vendor for credit or replacement.


    (l)  Use of Estimates

    Financial statements prepared in conformity with generally accepted accounting principles necessitates the use of management estimates. Management has estimated reserves for inventory obsolescence and uncollectible vendor and accounts receivables based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is reasonably possible that these reserves will change within a year, and the effect of the change could be material to the consolidated financial statements.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    (m)  Financial Instruments

    During the year ended December 31, 1995, the Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company's financial instruments consist primarily of cash equivalents and other debt. As the interest incurred on the Company's credit facility is based on floating rates, management believes the carrying value approximates fair value.

    (n)  Stock-Based Compensation

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company adopted the disclosure provisions of this statement during the year ended December 31, 1996.

    (o)  Long-Lived Assets

    The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement during its year ended December 31, 1996. This statement did not have a material impact on the Company's consolidated financial statements.

    (p)  Foreign Currency Translation

    Certain of the Company's subsidiaries' financial statements are denominated in foreign currencies. Disclosures regarding translation adjustments have not been made as the amounts are considered immaterial.


NOTE 2 - REVOLVING CREDIT LOAN

    In June of 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for floorplanning of inventory. The new facility provides for revolving borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of up to the sum of 85% of eligible receivables and the lesser of up to 50% (30% for Magitronic goods) of eligible inventory or $15,000,000. Outstanding borrowings bear interest at 1/4% per annum above the lending bank's prime rate (8.5% as of December 31, 1996) or 125 basis points above LIBOR rates and mature in June 1998. The debt is collateralized by a lien on all of the Company's assets. As of December 31, 1996 and 1995, borrowings under the inventory floorplanning portion of the credit facility were $3,871,593 and $3,572,714, respectively, and are included in trade accounts payable. As of December 31, 1996 and 1995, the Company owed $28,614,929 and $20,965,263, respectively, under its revolving credit loans. As of December 31, 1996, the Company had $1,641,424 available for cash borrowings under its line of credit and $11,128,407 available for inventory purchases under the floorplanning line.

     As of December 31, 1996, the Company is in violation of two financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at December 31, 1996. The Company is discussing these defaults with its lender with the goal of renegotiating these covenants. If such negotiations are successful, the amended terms will likely be less favorable to the Company than those that now exist. There can be no assurance that these negotiations will be successfully completed. (See Note 1)

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - COMMITMENTS AND CONTINGENCIES


    (a) The Company is obligated for rental of office and warehouse space and certain equipment. Approximate future minimum rental payments due under these operating leases are as follows:

                        Year Ending
                        December 31,              Annual Amount
                        ------------              -------------

                            1997                     $1,445,000
                            1998                      1,339,000
                            1999                      1,221,000
                            2000                        271,000

                                Total                $4,276,000

    Included in these amounts are commitments related to certain facilities which are underutilized. The Company has subleased all or a portion of the Company's facilities located in Melville and Dallas.

    Rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $1,574,000, $1,657,000, and $1,405,000, respectively.

    (b) There are various claims of third parties involving allegations against the Company incidental to the operation of its business. The liability, if any, associated with the claims is not currently determinable. It is the opinion of the Company that such claims are not material in relation to the Company's consolidated financial position, results of operations, and liquidity.



NOTE 4 - EMPLOYEE BENEFIT PLANS

    Effective May 1, 1992, the Company established a profit sharing plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan, as determined by the Board of Directors, is 50% of each employee participant's contributions up to 2% of compensation. The contribution for any participant may not exceed the lesser of 15% of that participant's compensation or $9,500 for 1996. The contribution and administrative costs charged to operations amounted to $115,874, $104,286, and $77,720 for the years ended December 31, 1996, 1995, and 1994, respectively.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS

    (a) The Company purchases inventories through two affiliated trading companies in Taiwan which function as the Company's buying agents for personal computer accessories and peripherals manufactured in Taiwan. The affiliated companies are owned by members of the immediate family of the Company's principal stockholder. Total purchases, which include buying commissions of 2% of the cost of purchased goods, for the years ended December 31, 1996, 1995, and 1994 through affiliated companies were approximately $88,025,000, $72,190,000, and $69,580,000, respectively.

    (b) The Company sold certain products to an affiliated company which had a chain of four retail stores. Certain stockholders and officers of the Company owned approximately 56% of the affiliated company. Total sales to the affiliated company for the year ended December 31, 1994 was approximately $329,000. The affiliated company ceased operations as of April 31, 1994. As of December 31, 1996 and 1995, amounts due from the affiliated company were approximately $118,000 and $136,000, respectively. The Company's principal stockholder has guaranteed the entire outstanding balance.


NOTE 6 - INCOME TAXES

    Components of income taxes are as follows:

                                         Year Ended December 31,

                                   1996             1995                  1994
                                   ----             ----                  ----

    Current Taxes
       Federal               $(1,015,000)         $(480,000)           $735,000
       State and Local          (124,000)          ( 91,000)            148,000
                             -----------          ---------            --------

    Total Current Taxes
    Payable (Refundable)      (1,139,000)          (571,000)            883,000
                             -----------          ---------            --------


    Deferred Taxes
       Federal                 $(430,000)         $( 79,000)          $(167,982)
       State and Local           (83,000)          ( 15,000)            (20,000)
                             -----------          ---------           ---------

    Total Deferred Taxes        (513,000)          ( 94,000)           (187,982)
                             -----------          ---------           ---------

         Total               $(1,652,000)         $(665,000)          $ 695,018
                             ===========          =========           =========

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    The provisions for income taxes on historical income differ from the amounts computed by applying the applicable Federal statutory rate due to the following:

                                               Year Ended December 31,

                                     1996              1995               1994
                                     ----              ----               ----

    Provision for Federal
       Income Taxes at the
       statutory rate            $(3,219,000)       $(589,000)         $590,693

    State and Local Income
       taxes, net of Federal
       benefit                      (379,000)        ( 70,000)           84,325

    Change in
       Valuation allowance         1,600,000         ( 47,000)           20,000

    Other                            346,000           41,000                --
                                 -----------        ---------         ---------

       Total Taxes on Income     $(1,652,000)       $(665,000)        $ 695,018
                                 ===========        =========         =========


    Components of the Company's deferred income tax assets and liabilities are as follows::

                                                           December 31,
                                                        1996                1995
                                                        ----                ----

   Deferred Income Tax Assets:
     Reserves not currently deductible             $ 1,465,000       $  399,000
     Inventory Allowances and capitalized costs        705,000          375,000
     Tax credits and net foreign operating
      loss carryforwards                             1,340,000          322,000
                                                    ----------        ----------

      Total gross deferred tax assets                3,510,000        1,096,000
                                                    ----------        ----------

    Valuation allowance                             (1,922,000)        (322,000)
                                                    ----------        ----------

    Deferred Income Tax Liabilities:
      Accelerated depreciation for income
        tax purposes                                   (95,000)        (103,000)
      Other                                           (393,000)        ( 84,000)
                                                    ----------        ----------
        Total gross deferred tax liabilities          (488,000)        (187,000)
                                                    ----------        ----------

    Net deferred tax asset                          $1,100,000        $ 587,000
                                                    ----------        ----------

    A valuation allowance has been provided to reduce net deferred tax assets to amounts which are considered more likely than not to be realized. The net deferred tax asset is included in current assets under "Prepaid Expenses and Other Current Assets".

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - STOCK OPTION AGREEMENTS

    In May 1991, the principal stockholder of the Company executed stock option agreements with certain officers and key employees. Under these agreements, an option entitles the holder to purchase a percentage of the common stock of the Company from the principal stockholder. The option price is $5.25, representing the fair value of a share of common stock of the Company on a combined basis at the date of grant of the option, assuming 2,100,000 shares were outstanding.


NOTE 8 - STOCKHOLDERS' EQUITY

    The Company completed a secondary public offering of 1,100,000 shares of common stock on May 20, 1993. The net proceeds to the Company, after deducting underwriting discounts, commissions and expenses incurred in connection with the offering, amounted to $9,205,786. In connection with this offering, the Company sold to certain representatives of the underwriting firms, for nominal consideration, warrants to purchase 120,000 shares of common stock exercisable at $11.55 for a four-year period beginning May 20, 1993. No such warrants have been exercised.


NOTE 9 - CAPITAL LEASE OBLIGATIONS

    The Company leases certain equipment under capital lease obligations. Future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments are as follows:


         Year Ending December 31,

                 1997                                   $  348,055
                 1998                                      300,588
                 1999                                      142,507
                 ----                                   ----------

         Total minimum lease payments                      791,150

           Less: amounts representing interest              89,036
                                                        ----------

         Present value of net minimum lease payments    $  702,114
                                                        ==========


         Current Obligations                            $  295,686
         Long-Term Obligations                             406,428
                                                        ----------

           Total Obligations                            $  702,114
                                                        ==========

    The current portion of capital lease obligations is included in current liabilities under "Accrued Expenses and Other Current Liabilities".

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                Year Ended December 31,
                                         1996           1995              1994
                                         ----           ----              ----

    Cash paid  for interest          $2,105,015       $2,152,581     $1,218,518
                                     ----------       ----------     ----------

    Cash paid for income taxes       $  189,160      $    --         $1,468,500
                                     ==========      ===========     ==========


    Non-cash transactions
    ---------------------

         During the year ended December 31, 1994, the Company acquired fixed assets and assumed capital lease obligations of $538,561.


NOTE 11 - STOCK OPTION PLANS


    The Company's Board of Directors has adopted, and the Company's stockholders have approved, the Company's 1991 Stock Option Plan, effective August 20, 1991 and the Company's 1994 Stock Option Plan, effective June 30, 1995 (the "Plans"). Under the Plans, options to purchase an aggregate of not more than 1,100,000 shares of common stock ($.01 par value) may be granted from time to time (at the fair market value at the date of grant for incentive stock options and not less than 75% of fair market value at the date of grant for non-qualified stock options), to employees, including officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. Options granted to directors, officers and employees may be designated as incentive stock options.

    Changes in shares under all option plans for the three years ended December 31, 1996, are:

                                                                   Price Range
                                                     Shares        per Share (1)
                                                     ------        -------------

 Options outstanding as of December 31, 1993         199,550        $         --
     Granted                                         252,500                4.75
     Exercised                                       (17,275)       7.00 to 7.25
     Canceled                                        (86,125)                 --
                                                     -------

Options outstanding as of December 31, 1994          348,650                  --
     Granted                                         556,600                4.75
     Exercised                                            --                  --
     Canceled                                       (114,200)                 --
                                                    --------

Options outstanding as of  December 31, 1995         791,050                  --
     Granted                                         118,450                4.75
     Exercised                                            --                  --
     Canceled                                       (201,100)                 --
                                                    --------

Options outstanding as of December 31, 1996          708,400                  --
                                                    ========

(1) All options were granted at the market value at the time of grant. Exercise price of all options outstanding were subsequently changed to $4.75 as of December 22, 1994.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The weighted average remaining contractual life of the options outstanding as of December 31, 1996 is 3.1 years. Approximately 289,000 options were exercisable as of December 31, 1996.


     The Company has two option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of the Standard, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                       1996              1995

Net loss - as reported                            ($7,815,440)      ($1,068,450)
Net loss - pro forma                              ($8,051,156)      ($1,992,825)
Earnings per share - as reported                   $    (1.78)       $    (0.24)
Earnings per share - pro forma                     $    (1.84)       $    (0.45)


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-averaged assumptions used for grants in 1996 and 1995, respectively: expected volatility of 50% and 40%; risk-free interest rate of 6.39% and a range of 5.76% to 7.60%; and expected lives of 4 years.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE


                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants on Financial
    Statements Schedule                                                    S - 2


Schedule II - Valuation and Qualifying Accounts                            S - 3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE






Board of Directors and Shareholders of
Liuski International, Inc.
Norcross, Georgia



The audits referred to in our report dated March 21, 1997 relating to the consolidated financial statements of Liuski International, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying Schedule of Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP


Atlanta, Georgia
March 21, 1997

                  LIUSKI INTERNATIONAL, INC., AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                            |------------  Additions  ------------|

                                            Balance at      Charged to    Charged to                          Balance at
                                            Beginning       Costs and     Other                              the end of
Description                                 of Period       Expenses      Accounts         Deductions (1)        Period
-----------                                 ---------       --------      --------         --------------        ------


For the year ended December 31, 1996:
  Allowance for Doubtful Accounts           $1,050,000      $5,330,234    $        --       $ 3,172,234       $3,208,000
                                            ==========      ==========    ===========       ===========       ==========


Allowance for Inventory Obsolescence        $  597,338      $1,002,662    $        --       $       --        $1,600,000
                                            ==========      ==========    ===========       ===========       ==========

For the year ended December 31, 1995:
  Allowance for Doubtful Accounts           $  746,663      $1,150,181    $        --       $   846,844       $1,050,000
                                            ==========      ==========    ===========       ===========       ==========

Allowance for Inventory Obsolescence        $  597,338      $       --    $        --       $        --       $  597,338
                                            ==========      ==========    ===========       ===========       ==========


For the year ended December 31, 1994:
   Allowance for Doubtful Accounts          $  646,663      $  584,206    $        --       $   484,206       $  746,663
                                            ==========      ==========    ===========       ===========       ==========


Allowance for Inventory Obsolescence        $  547,338     $ 2,312,189    $        --       $ 2,262,189       $  597,338
                                            ==========      ===========   ===========       ===========       ==========




(1)  Doubtful accounts are written off against accounts receivable.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997


                                    LIUSKI INTERNATIONAL, INC.




                                    By: /s/
                                        ------------------------------------
                                        Hsing Yen Liu
                                        Chairman of the Board of Directors


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/                 Chairman  of  the  Board  of  Directors,      March 28, 1997
----------------    Chief Executive Officer and Director
Hsing Yen Liu       (Principal Executive Officer)


/s/                 President, Chief Operating Officer            March 28, 1997
-----------------   and Director
Manuel C. Tan

/s/                 Acting  Chief  Financial   Officer            March 28, 1997
-----------------   (Principal Financial Officer)
Edward A. Williams


/s/                 Director                                      March 28, 1997
-----------------
Paul J. Konigsberg

/s/                 Director                                      March 28, 1997
-----------------
Edwin J. Feinberg

----------------    Director                                      March 28, 1997
Kenny Liu

----------------    Director                                      March 28, 1997
Eric Bashford

                                  EXHIBIT INDEX

Exhibit No.         Description of Exhibit                             Page No.

     2 Form of Exchange of Shares Agreement, dated July, 1991, between Registrant and Hsing Yen Liu, Hsin-Wan Peng, Shing-Gyy Liu Hu, Ting Yuan Tsai, Manuel C. Tan, Ruey-Yi Lee, Jin-Yao Shen, Shin Li Shen Liu, Peng-Ching Kao, and Hsiu-Yuan Yen Lin (collectively the "Stockholders")**

     3(a)           Certificate of Incorporation**

     3(b)           By-Laws**

     10(a)          Intentionally Omitted.

     10(b)          Intentionally Omitted.

     10(c)          Intentionally Omitted.

     10(d)          Intentionally Omitted.

     10(e)          Intentionally Omitted

     10(f)          Intentionally Omitted.

     10(g)          Intentionally Omitted.

     1(h) Lease, dated April 12, 1990, and Amendment dated March 3, 1990, between Reckson Associates and Liuski International Inc., a New York corporation, of the premises at 10 Hub Drive, Melville, New York,** and lease dated March 3, 1989 between the same parties,***** and amendment thereto dated February 25, 1995.*******

     10(i) Lease, dated August 28, 1989, between Copley - Industry - Gale Associates and Liuski International California, Inc., of the premises at 18535 East Gale Avenue, Los Angeles, California,** and amendments thereto dated August 29, 1989**** and September 28, 1993.******

     10(j) Warehouse Lease, dated June 22, 1994, between New World Parmers Joint Venture Number Three and Liuski International Miami, Inc., of the premises at Beacon Centre, 8501 N.W. 17th Street, Miami, FL 33126 and amendment thereto dated June 22, 1994.*******

     10(k)          1994 Stock Option Plan.********

     10(1)          1991 Stock Option Plan. **

     10(m)          Form  of  Escrow   Agreement,   dated  July  1991,   between
                    Registrant and the Stockholders. **

     10(n) Business Credit and Security Agreement, dated June 23, 1995, between Registrant and its wholly-owned subsidiaries, and Deutsche Financial Service.*********

     10(o)          Intentionally Omitted

     10(p) Agreement, dated January 1, 1991, between Registrant and Liuski International Inc., a Taiwanese corporation,** and December 31, 1991 amended and Restated Agreement.*****

     10(q)          Agreement,  dated January 1, 1991,  between  Registrant  and
                    Marie-Claude  Co.,  Ltd.,  a Taiwanese  corporation,**   and
                    December 31, 1991 Amended and Restated Agreement. *****

     10(r)          Distributor   Agreement,   dated  August  9,  1989,  between
                    Registrant and Samsung Information Systems America, Inc.**

     10(s)          Distributor  Agreement,   dated  January  1,  1990,  between
                    Registrant and Seagate Technology, Inc.**

     10(t) Form of License Agreement, dated October 1, 1994, between Liuski International, Inc., and Microsoft Corporation,** and Amendment Nos. 1, 2, and 3 thereto executed February 8,
                    1995, May 25, 1995 and August 8, 1995, respectively ********** and form of amendments Nos. 4, 5, 6 and 7 thereto executed January 1, 1996, April 1, 1996, July 1, 1996 and September 1, 1996, respectively.*

     10(u)          Intentionally Omitted

     10(v) Lease, dated October 1, 1991, between Trammell Crow Company No. 91 and Liuski International, Texas, Inc. of the premises at 2009 McKenzie Road, Suite 102, Carrollton, Texas, * * * and amendment thereto executed March 10, 1993 * * * * * and April 25, 1995.**********

     10(w)          Form of Employee Stock Option Agreement. * * *

     10(x)          Intentionally Omitted

     10(y) Lease, dated October 17, 1994, between Rockdale Industries, Inc. and Liuski International, Inc. of the Premises at 6585 Crescent Drive, Norcross, GA.*******

     10(z)          Intentionally Omitted

     10(aa)         Intentionally Omitted

     10(bb)         Intentionally Omitted

     10(cc)         Intentionally Omitted

     10(dd) Lease, dated August, 1994, between Industrial Developments International, Inc. and Liuski International, Inc. of the premises located at 80 International Blvd., Glendale Heights, IL.*******

     10(ee)         Form  of  Sublease,   dated  August  1996,   between  Liuski
                    International, Inc. and E & F Warehousing Corp. of 16,650 sq. ft. of the Premises at 10 Hub Drive, Melville, NY.*

     10(ff) Form of Sublease, dated January 8, 1996, between Liuski International, Inc. and General Instrument Corporation of Delaware of the Premises at 2009 McKenzie Road, Suite 102, Carrollton, TX.*

     10(gg) Form of Lease, dated April 19, 1996 between Rolex Developments Limited and Liuski International, Toronto, Inc. of the premises at 1229 Lorimar Drive, Mississauqa, Ontario, Canada.*

     21             List of Subsidiaries.*******

     23             Consent of BDO Seidman, LLP*

     27             Financial Data Schedule*



                    Unless  otherwise  indicated,   documents   incorporated  by
                    reference refers to the identical exhibit number in the document from which it is being incorporated by reference.

*                   Filed   herewith.

** Incorporated by reference to the Registrant's registration statement on Form S-1 (Commission File No. 3341297), effective August 13, 1991 (including all pre-effective amendments to the Registration Statement).

***                 Incorporated by reference to  registrant's  form 10-K Annual
                    Report  for  the  fiscal  year  ended   December   31,  1991
                    (Commission File No. 0-19378)

**** Incorporated by reference to registrant's form 10-K Annual Report for the fiscal year ended December 31, 1992.

***** Incorporated reference to the Registrant's registration statement on Form S-1 (Commission File No. 33-61368).

****** Effective May 21, 1993 (including all pre-effective amendments to the Registration Statement. Incorporated by reference to registrant's form 10-K Annual Report for the fiscal year ended December 31, 1993.

******* Incorporated by reference to registrant's form 10-K Annual Report for the fiscal year ended December 31, 1994.

******** Incorporated by reference to registrant's Proxy Statement with respect to its 1995 annual meeting.

*********           Incorporated   by  reference  to   registrant's   form  10-Q
                    Quarterly Report for the quarter ended June 30, 1995.

**********          Incorporated by reference to  registrant's  form 10-K Annual
                    Report for the fiscal year ended December 31, 1995.