Form 10-Q
period 1997-03-31
LIUSKI INTERNATIONAL INC /DE
filed 1997-05-20
CIK 876429

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 31, 1997, the Registrant had 4,380,525 shares of Common Stock, $.01 par value per share outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

   Condensed Consolidated Financial Statements:

   Balance sheets as of March 31, 1997 (unaudited)
   and December 31, 1996................................................      3

   Statements of income for the three months
     ended March 31, 1997 and March 31, 1996 (unaudited)................      4

   Statements of cash flows for the three months ended March 31, 1997
     and March 31, 1996 (unaudited).....................................      5

   Notes to Condensed Consolidated Financial Statements.................      6

   Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................      7

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,      December 31,
                                                                                           1997           1996
                                                                                        ---------      ------------
      ASSETS                                                                           (unaudited)
      ------
CURRENT:
  Cash and cash equivalents                                                            $    613,660    $     18,065
  Accounts receivable, net of allowance for
    doubtful accounts of $3,484,823 in 1997
    and $3,208,000 in 1996                                                               38,991,511      31,994,144
  Inventories                                                                            39,558,022      49,872,618
  Prepaid expenses and other current assets                                               1,327,084       5,592,192
                                                                                       ------------    ------------
      TOTAL CURRENT ASSETS                                                               80,490,277      87,477,019

FURNITURE, AUTOS AND EQUIPMENT, at cost,
less accumulated depreciation and amortization
of $3,689,876 in 1997 and $3,425,870 in 1996                                              2,773,368       2,741,814

OTHER ASSETS                                                                                263,503         235,145
                                                                                       ------------    ------------
                                                                                       $ 83,527,148    $ 90,453,978
                                                                                       ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT:
      Accounts payable - affiliate                                                     $ 12,549,490    $ 13,889,474
      Accounts payable - trade                                                           30,940,185      26,209,403
      Revolving Credit Loan                                                              21,164,810      28,614,929
      Accrued expenses and other                                                          1,313,014       2,810,144
                                                                                       ------------    ------------
                TOTAL CURRENT LIABILITIES                                                65,967,499      71,523,950


CAPITAL LEASE OBLIGATIONS                                                                  622,396         406,428
                                                                                       ------------    ------------
                TOTAL LIABILITIES                                                        66,589,895      71,930,378

COMMITMENTS AND CONTINGENCIES                                                                  --              --

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value - 1,000,000 shares
           authorized; none issued                                                             --              --
      Common stock, $.01 par value - 7,000,000 shares
           authorized; 4,380,525 issued and outstanding                                      43,806          43,806
      Additional paid-in capital                                                         18,435,164      18,435,164
      Retained earnings                                                                  (1,541,717)         44,630
                                                                                       ------------    ------------
                TOTAL STOCKHOLDERS' EQUITY                                               16,937,253      18,523,600
                                                                                       ------------    ------------
                                                                                       $ 83,527,148    $ 90,453,978
                                                                                       ============    ============


            See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                            Three months ended
                                                 March 31,
                                          1997            1996
                                    ---------------  ---------------

NET SALES                            $ 94,935,778    $ 98,627,335

COST OF SALES                          89,127,491      90,750,338
                                     ------------    ------------

  GROSS PROFIT                          5,808,287       7,876,997

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               7,131,274       6,562,569
                                     ------------    ------------

  INCOME/ (LOSS) FROM OPERATIONS       (1,322,987)      1,314,428

OTHER CHARGES, net                        663,360         492,945
                                     ------------    ------------

  INCOME/ (LOSS) BEFORE INCOME TAXES   (1,986,347)        821,483

INCOME TAXES                             (400,000)        312,000
                                     ------------    ------------

  NET INCOME/ (LOSS)                 $ (1,586,347)   $    509,483
                                     ============    ============


EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Primary and fully diluted          $      (0.36)   $       0.12
                                     ============    ============

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
                                     ============    ============






            See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                   Three months ended
                                                                        March 31,
                                                            ----------------------------
                                                                  1997          1996
                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                            $ (1,586,347)   $    509,483
                                                            ------------    ------------
      Adjustments to reconcile net income to net cash
           used by operating activities:
              Depreciation and amortization                      264,424         245,262
              Provision for losses on accounts receivable        276,823         200,000
           Changes in operating assets:
              Accounts receivable                             (7,274,190)     (3,775,263)
              Inventories                                     10,314,596       1,262,291
              Prepaids and other                               4,265,108          74,363
              Other assets                                       (28,358)         (2,283)
           Changes in operating liabilities:
              Accounts payable - affiliate                    (1,339,984)      4,469,654
              Accounts payable and accrued expenses            3,233,652      (4,902,001)
                                                            ------------    ------------
           Total adjustments                                   9,712,071      (2,427,977)
                                                            ------------    ------------

           Net cash used by operating activities               8,125,724      (1,918,494)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                      (295,978)       (143,297)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving credit loan                     (7,450,119)      2,566,157
      Repayment of capital lease obligations                     215,968         (93,699)
                                                            ------------    ------------

           Net cash provided by financing activities          (7,234,151)      2,472,458
                                                            ------------    ------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                             595,595         410,667
CASH AND CASH EQUIVALENTS - beginning                             18,065         200,989
                                                            ------------    ------------
      CASH AND CASH EQUIVALENTS - end                       $    613,660    $    611,656
                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
           Interest                                         $    682,593    $    552,502
           Income taxes                                     $          0    $          0

            See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1. Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which are incorporated by reference herein.


Note 2. Revolving Credit Loan

     In June of 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for the floorplanning of inventory. The new facility provides for revolving borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of up to the sum of 85% of eligible receivables and the lesser of up to 50% (30% for Magitronic goods) of the eligible inventory or $15,000,000. Under the loan agreement, in the absence of default, outstanding borrowings bear interest at 1/4% per annum above the lending banks prime rate or 125 basis points above LIBOR rates and mature in June, 1998. The debt is collateralized by a lien on all of the Company's assets. As of March 31, 1997, the Company owed $21,164,810 under its revolving credit loans.

     As of December 31, 1996, the Company is in violation of two financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at March 31, 1997. As a consequence of this default, commencing on April 14, 1997, the interest rate paid by the Company under its revolving credit loan has been 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company is discussing these defaults with its lender with the goal of renegotiating these covenants. If such negotiations are successful, the amended terms will likely be less favorable to the Company then these that now exist. There can be no assurance that these negotiations will be successfully completed.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1997 and 1996

     Net Sales: Net sales for the three months ended March 31, 1997 were $94,935,778 representing a decrease of $3,691,557 (3.7%) from $98,627,335 for the three months ended March 31, 1996. Sales from the distribution centers in the following regions changed as follows: Southeast region, 7.1%; Northeast region (including Canadian distribution center), -8.8%; Mid- and Southwest region, -4.6% and Western region, -21.2%. Sales other than Magitronic personal computers and notebooks for the three months ended March 31, 1997 were $78,424,778, representing an increase of $2,465,416 (3.2%) from $75,959,362 for the three months ended March 31, 1996.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended March 31, 1997 decreased to $16,511,000 (17.4% of net sales) from $22,667,973 (23.0% of net sales) for the three months ended March 31, 1996. This decrease is attributable to lower sales of notebook computers, which represented a decrease of $5,550,000 from the previous year. The Company believes the lower sales of notebook computers was related to intense price competition from name-brand notebook manufacturers. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. In addition, the company also sells components separately under the Magitronic name.

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

     Gross Profit: Gross profit decreased by $2,068,710 to $5,808,287 (6.2% of net sales) for the three months ended March 31, 1997 from $7,876,997 (8.0% of net sales) for the three months ended March 31, 1996. The lower gross margin was primarily due to the reduced sales of the Company's Magitronic notebook computers which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

     Selling, General and Administrative Expenses: For the three months ended March 31, 1997, selling, general and administrative expenses increased by $568,705 to $7,131,274 (7.5% of net sales) from $6,562,569 (6.7% of net sales)
for the three months ended March 31, 1996. The increase is primarily due to an advertising and promotional campaign during the three months ended March 31, 1997 which amounted to $560,835. Salaries, employment taxes and employee benefits for the three months ended March 31, 1997 decreased to $3,925,465 from $4,217,000 for the three months ended March 31, 1996, partially due to the 19% reduction of staff in mid-March 1997.

     Other Charges: Net interest expense increased to $682,593 for the three months ended March 31, 1997 from $492,945 for the first quarter of 1996 as a result of increases in interest costs due to the Company's related increased borrowings. During the first quarter of 1997, the interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR. Commencing on April 14, 1997, the interest rate paid by the Company under its revolving credit loan has been 2 1/4% over the prime rate and no LIBOR rates will be available.

     Net Income (Loss): Net income decreased by $2,095,830 to a loss of $1,586,347 (1.7% of net sales) for the three months ended March 31, 1997 from $509,483 (.5% of net sales) for the three months ended March 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its growth through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. In the three months ended March 31, 1997 and March 31, 1996, net cash used by operating activities was $8,125,724 and $1,918,494, respectively. The change in net cash flow from operating activities between the three months ended March 31, 1997 and March 31, 1996 in the amount of $10,044,218 was primarily due to growth in accounts receivable which was partially offset by reduced inventories. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company currently is afforded. For the three month periods ended March 31, 1997 and March 31, 1996, the Company generally paid its suppliers approximately 35-45 days from the date of invoice. Terms vary from one day to 60 days.

     Working capital was $14,522,778 as of March 31, 1997 and $15,953,069 as of December 31, 1996. On June 23, 1995, the Company signed a new three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and $14,000,000 line for floorplanning of inventory. The facility provides for revolving cash borrowings of up to $35,000,000, limited by available collateral and $15,000,000 for inventory floorplanning. Under the loan agreement, in the absence of default, borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or prime rate plus 1/4% and are based upon a formula of up to 85% of eligible receivables and 50% (30% for Magitronic goods) of eligible inventory not to exceed $15,000,000. At March 31, 1997 and December 31, 1996, the Company owed $21,164,810 and $28,614,929, respectively, under its revolving credit loans. The Company was obligated under letters of credit in the amount of $742,800 on March 31, 1996 and had no such obligations outstanding as of December 31, 1996. As of March 31, 1997 and December 31, 1996, the Company had $1,567,461 and $1,641,424 available for cash borrowings under its revolving credit loan and $13,432,539 and $11,128,407 available for the floorplanning of inventory purchases, respectively.

     As of December 31, 1996, the Company is in violation of two financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at March 31, 1997. As a consequence of this default, commencing on April 14, 1997, the interest rate paid by the Company under its revolving credit loan has been 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company is discussing these defaults with its lender with the goal of renegotiating these covenants. If such negotiations are successful, the amended terms will likely be less favorable to the Company then these that now exist. There can be no assurance that these negotiations will be successfully completed.

ASSET MANAGEMENT

     Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 46 days during the first three months of 1997 and every 43 days during first three months of 1996. The Company takes a physical inventory every month which is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center.

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

     Accounts Receivable: The Company primarily sells its products on a cash, C.O.D. or terms of up to 30 days basis. The Company's average days' receivable was approximately 37 days for the three month period ended March 31, 1997 and approximately 33 days for the three month period ended March 31, 1996. This increase in the average days sales receivable results from the Company extending credit to more of its customers.

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

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Form 10-Q contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described in the Company's Form 10-K for the year ended December 31, 1996. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

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

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The adoption of this Standard is not expected to impact the Company's consolidated financial statements.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". The new Standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its operating results for the quarter and year ending December 31, 1997. The Company does not expect the effect of this new Standard to be material.

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

     (ii) Exhibit 27 (financial data schedule for the first quarter of 1997)

          (b) No reports on Form 8-K were filed by the Registrant during the period ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated: May 20, 1997


                           LIUSKI INTERNATIONAL, INC.




                           By: /s/ Edward A. Williams
                               ----------------------
                               Edward A. Williams
                               Chief Financial Officer