Form 10-Q
period 1997-06-30
LIUSKI INTERNATIONAL INC /DE
filed 1997-08-19
CIK 876429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                         Commission File Number 0-19378

                           LIUSKI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                          11-3065217
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

          6585 Crescent Drive, Norcross,                  30071
                      Georgia                          (Zip Code)
          (Address of principal executive
                     offices)



     Registrant's telephone number, including area code: (770) 447-9454


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ___  ___

As of June 30, 1997, the Registrant had 4,380,525 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
          Consolidated Financial Statements:

         Balance sheets as of June 30, 1997 (unaudited)
         and December 31, 1996................................................3

         Statements of operations for the three months and six months ended June 30, 1997 and June 30, 1996 (unaudited)....................4

         Statements of cash flows for the six months ended June 30, 1997 and June 30, 1996 (unaudited)........................................5

         Notes to Condensed Consolidated Financial Statements.................6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7

                           LIUSKI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1997          1996
                                                     (unaudited)
Assets
Current assets:
         Cash and cash equivalents                      $-         $     18,065
         Accounts receivable, net of allowance
            for doubtful accounts of
            $4,100,000 in 1997 and
            $3,208,000 in 1996                       38,856,740      31,994,144
            Inventories, net of allowance for        25,997,753      49,872,618
            inventory obsolescence of
            $1,100,000 in 1997 and
            $1,600,000 in 1996
         Prepaid expenses and other current assets    4,851,659       5,592,192
                                                   ------------    ------------

Total current assets                                 69,706,152      87,477,019

Furniture, Autos and Equipment, at cost               2,758,584       2,741,814
  less accumulated depreciation and
  amortization of $3,953,882 in 1997 and
  $3,425,870 in 1996

Other assets                                            275,759         235,145
                                                   ------------    ------------
                                                   $ 72,740,495    $ 90,453,978
                                                   ============    ============


 Liabilities and Shareholders' Equity
 Current liabilities:
  Revolving credit loan                            $ 28,265,280    $ 28,614,929
  Accounts payable - affiliate                       10,164,830      13,889,474
  Accounts payable - trade                           19,340,862      26,209,403
  Accrued expenses and other                          2,891,406       2,810,144
                                                   ------------    ------------
 Total current liabilities                           60,662,378      71,523,950

 Capital lease obligations                              540,679         406,428
                                                    ------------    ------------
 Total liabilities                                   61,203,057      71,930,378


 Commitments and Contingencies

 Stockholders' equity:
  Preferred stock; $.01 par value -
                  1,000,000 shares authorized,            --              --
                  none issued
  Common stock; $.01 par value - 7,000,000
                  shares authorized; 4,380,525
                  issued and outstanding                 43,806          43,806
  Additional paid-in capital                         18,435,164      18,435,164
  Retained earnings                                  (6,941,532)         44,630
                                                   ------------    ------------
Total stockholders' equity                           11,537,438      18,523,600
                                                   ------------    ------------
                                                   $ 72,740,495    $ 90,453,978
                                                   ============    ============
See notes to condensed consolidated
financial statements

                                    LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                    Three months ended                Six months ended
                                        June 30,                          June 30,
                              -----------------------------    ------------------------------
                                  1997             1996              1997            1996
                                  ----             ----              ----            ----

Net sales                    $  79,573,901    $ 101,556,939    $ 173,009,679    $ 200,184,274
Cost of sales                   75,541,912       95,417,967      164,669,403      186,168,305
                             -------------    -------------    -------------    -------------
Gross profit                     4,031,989        6,138,972        8,340,276       14,015,969
Selling, general and
administrative                   6,718,656        7,509,739       13,849,930       14,072,308
                             -------------    -------------    -------------    -------------

Loss from operations            (2,686,667)      (1,370,767)      (5,509,654)         (56,339)
Other charges, net               1,213,148          484,326        1,876,508          977,271
                             -------------    -------------    -------------    -------------
Loss before income taxes        (3,899,815)      (1,855,093)      (7,386,162)      (1,033,610)
Income taxes                          --           (454,000)        (400,000)        (142,000)
                             -------------    -------------    -------------    -------------
Net loss                     $  (3,899,815)   $  (1,401,093)   $  (6,986,162)   $    (891,610)
                             =============    =============    =============    =============
Earnings per share of
common and common
equivalent shares
outstanding: Primary and
fully diluted                $       (0.89)   $       (0.32)   $       (1.59)   $       (0.20)
                             =============    =============    =============    =============
Weighted average number of
common and common
equivalent shares
outstanding: Primary and
fully diluted                    4,380,525        4,380,525        4,380,525        4,380,525
                             =============    =============    =============    =============

See notes to condensed consolidated financial statements

                           LIUSKI INTERNATIONAL, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             June 30,
                                                  ----------------------------
                                                        1997           1996
                                                        ----           ----
Cash Flows from Operating
Activities
Net loss                                          $ (6,986,162)   $   (891,610)
                                                  ------------    ------------
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation and amortization                        528,012         463,195
Provision for losses on accounts receivable            892,000       1,225,000
Provision for inventory obsolescence                  (500,000)        501,341
Changes in operating assets and
liabilities:
  Accounts receivable                               (7,754,596)     (7,213,739)
  Inventories                                       24,374,865      (2,387,239)
  Prepaid expenses and other                           740,533        (429,436)
  Other assets                                         (40,614)          1,043
  Accounts payable - affiliate                      (3,724,644)      5,023,574
Accounts payable and
accrued expenses                                    (6,787,279)     (2,780,803)
                                                  ------------    ------------
Total adjustments                                    7,728,277      (5,597,064)
                                                  ------------    ------------
Net cash used by operating activities                  742,115      (6,488,674)
                                                  ------------    ------------

Cash Flows from Investing
Activities
  Capital expenditures                                (544,782)       (320,255)
                                                  ------------    ------------

Cash Flows from Financing
Activities
  Proceeds from revolving credit loan                 (349,649)      7,764,343
  Repayment of capital lease obligations               134,251        (182,210)
                                                  ------------    ------------
Net cash provided (used) by financing activities      (215,398)      7,582,133

Net increase (decrease) in cash
  and cash equivalents                                 (18,065)        773,204
Cash and cash equivalents,
  beginning of year                                     18,065         200,989
                                                  ------------    ------------

Cash and cash equivalents, end of year            $       --      $    974,193
                                                  ============    ============

Supplemental  disclosure of cash flow
information:
  Cash paid during the period for:

    Interest                                      $    766,262    $    997,581
                                                  ============    ============
    Income taxes                                  $       --      $       --
                                                  ============    ============

See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1. Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which are incorporated by reference herein.

Note 2. Restatement of Interim Financial Information

     The Company is currently in the process of restating its 10-Q unaudited condensed consolidated financial statements for the quarterly period ended March 31, 1997. The restatement is required to properly match first quarter sales with cost of sales. Additionally, in light of the Company's decrease in inventories, the Company re-examined its methods of assessing and estimating the adequacy of its allowance for inventory obsolescence and determined that such allowances needed to be decreased as of March 31, 1997.

Note 3. Revolving Credit Loan

     In June 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for the floorplanning of inventory. The new facility provides for revolving borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and the lesser of 50% (30% for Magitronic goods) of the eligible inventory or $15,000,000. Under the loan agreement, in the absence of default, outstanding borrowings bear interest at 1/4% per annum above the lending banks prime rate or 125 basis points above LIBOR rates and mature in June, 1998. The debt is collateralized by a lien on all of the Company's assets. As of June 30, 1997, the Company owed $28,265,280 under its revolving credit loans.

     As of December 31, 1996, the Company is in violation of certain financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at June 30, 1997. As a consequence of this default, the interest rate paid by the Company under its revolving credit loan was increased as of April 14, 1997 to 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company has received notice of the lender's intention to terminate the credit facility as of October 31, 1997. The Company is currently pursuing other lending options, as well as continuing negotiations with its current lender.

Note 4. Contingencies

     None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Six months ended June 30, 1997 and 1996
---------------------------------------

     Net  Sales:  Net  sales  for  the six  months  ended  June  30,  1997  were
     ----------
$173,009,679  representing a decrease of $27,174,595  (13.6%) from  $200,184,274 for the six months ended June 30, 1996. The Company's net sales were negatively affected by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. In addition, the mail order business was discontinued in June, 1996.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the six months ended June 30, 1997 decreased to $35,721,194 (20.6% of net sales) from $43,256,614 (21.6% of net sales) for the six months ended June 30, 1996. This decrease is substantially attributable to lower sales of notebook computers in the first quarter, and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Specifically, Intel central processing units ("CPU's") have dropped in price by fifty percent (50%), and monitor and CD Rom prices also have decreased dramatically. These price decreases have intensified price competition in the industry. In addition, there has been substantial turnover in Magitronic product management. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. In addition, the company also sells components separately under the Magitronic name.

     While the Company distributes products from more than 40 U.S. suppliers, the loss of major suppliers or a shortage in a particular product could have a material adverse impact on the Company during the relatively brief period the Company believes it would need to establish alternate sources of supply at required volume levels. Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

     Gross Profit:  Gross profit  decreased by $5,675,693 to $8,340,276 (4.8% of
     ------------
net sales) for the six months ended June 30, 1997 from $14,015,969 (7.0% of net sales) for the six months ended June 30, 1996. The lower gross margin was primarily due to the reduced sales of the Company's Magitronic notebook computers which generally have higher margins, and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Additionally, margins were negatively impacted by turnover in key product management positions which caused the Company to not take full advantage of various vendor pricing and incentive programs. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

     Selling, General and Administrative Expenses: For the six months ended June
     --------------------------------------------
30, 1997, selling, general and administrative expenses decreased by $222,378 to $13,849,930 (8.0% of net sales) from $14,072,308 (7.0% of net sales) for the six months ended June 30, 1996. The decrease is primarily due to a substantial reduction in the Company's workforce as the Company continues to reduce staff in order to reduce expenses. Headcount has been reduced by thirty-one percent (31%) since the beginning of March, 1997. As a result of this reduction in force, salaries, employment taxes and employee benefits for the six months ended June 30, 1997 decreased to $6,940,533 from $8,477,960 for the six months ended June 30, 1996. This decrease was partially offset by an increase due to an advertising and promotional campaign during the three months ended March 31, 1997 which amounted to $560,835.

     Other  Charges:  Net interest  expense  increased to $1,276,182 for the six
     --------------
months ended June 30, 1997 from $986,838 for the first half of 1996 as a result of increased borrowings and a 2.0% increase, as of April 14, 1997, in the interest rate the Company is paying on its revolving credit loan. Due to the default under its credit facility agreement, the Company is paying interest at 2 1/4% over the prime rate on its revolving credit facility and no LIBOR rates are currently available. Additionally, the Company incurred costs of $580,000 in settlement of various discrimination issues brought on by fourteen former employees.

     Net Loss:  Net loss  increased by  $6,094,552  to  $6,986,162  (4.0% of net
     --------
sales) for the six months ended June 30, 1997 from a net loss of $891,610 (0.4% of net sales) for the six months ended June 30, 1996.


Three months ended June 30, 1997 and 1996
-----------------------------------------

     Net  Sales:  Net  sales  for the  three  months  ended  June 30,  1997 were
     ----------
$79,573,901 representing a decrease of $21,983,038 (21.6%) from $101,556,939 for the three months ended June 30, 1996. The Company's net sales were negatively affected by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. The Company's mail order business was discontinued in June 1996. Although the Company's business is not highly seasonal, the second quarter is generally a period of weaker net sales in comparison to the rest of the year.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended June 30, 1997 decreased to $19,569,556 (24.6% of net sales) from $20,588,640 (20.3% of net sales) for the three months ended June 30, 1996. This decrease is substantially attributable to price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Specifically, Intel central processing units ("CPU's") have dropped in price by fifty percent (50%), and monitor and CD Rom prices also have decreased dramatically. These price decreases have intensified price competition in the industry. In addition, there has been substantial turnover in Magitronic product management.

     Gross Profit:  Gross profit  decreased by $2,106,983 to $4,031,989 (5.1% of
     ------------
net sales) for the three months ended June 30, 1997 from $6,138,972 (6.0% of net sales) for the three months ended June 30, 1996. The lower gross margin was primarily due to price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Additionally, margins were negatively impacted by turnover in key product management positions which caused the Company to not take full advantage of various vendor pricing and incentive programs. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

     Selling,  General and Administrative  Expenses:  For the three months ended
     ----------------------------------------------
June 30, 1997, selling, general and administrative expenses decreased by $1,091,083 to $6,418,656 (8.4% of net sales) from $7,509,739 (7.7% of net sales)
for the three months ended June 30, 1996. The decrease is primarily due to a substantial reduction in the Company's workforce as the Company continues to reduce staff in order to reduce expenses. Headcount has been reduced by thirty-one percent (31%) since the beginning of March, 1997. As a result of this reduction in force, salaries, employment taxes and employee benefits for the three months ended June 30, 1997 decreased to $3,015,068 from $4,260,960 for the three months ended June 30, 1996.

     Other  Charges:  Net interest  expense  increased to $593,589 for the three
     --------------
months ended June 30, 1997 from $523,951 for the second quarter of 1996 as a result of increased borrowings during a part of the period and a 2.0% increase, as of April 14, 1997, in the interest rate the Company is paying on its revolving credit loan. Due to the default under its credit facility agreement, the Company is paying interest at 2 1/4% over the prime rate on its revolving credit facility and no LIBOR rates are currently available. Additionally, the Company incurred costs of $580,000 in settlement of various discrimination issues brought on by fourteen former employees.

    Net Loss:  Net loss  increased by  $2,498,722  to  $3,899,815  (4.9% of net
     --------
sales) for the three months ended June 30, 1997 from a net loss of $1,401,093 (1.4% of net sales) for the three months ended June 30, 1996.


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


LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its growth through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. In the six months ended June 30, 1997, net cash provided by operating activities was $742,115 compared to net cash used by operating activities of $6,488,674 for the six months ended June 30, 1996. The change in net cash flow from operating activities between the six months ended June 30, 1997 and June 30, 1996, in the amount of $7,230,789 was primarily due to a significant reduction in inventories which was partially offset by a decrease in accounts payable. Additionally, accounts receivable grew due to a sale of approximately $8.3 million in May 1997 which was collected subsequent to June 30, 1997. The Company will experience shifts in cash flow in the future, in part because suppliers are providing more restrictive credit terms than the Company historically has been afforded. For the six month periods ended June 30, 1997 and June 30, 1996, the Company generally paid its suppliers approximately 35-45 days from the date of invoice. Terms vary from 1 day to 60 days.

     Working capital was $9,043,774 as of June 30, 1997 and $15,953,069 as of December 31, 1996. On June 23, 1995, the Company signed a new three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and a $14,000,000 line for floorplanning of inventory. The new facility provides for revolving cash borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or the prime rate plus 1/4%. Amounts available under the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and 50% of eligible inventory not to exceed $15,000,000. At June 30, 1997 and December 31, 1996, the Company owed $28,265,280 and $28,614,929, respectively, under its revolving credit loans. The Company was obligated under letters of credit in the amount of $742,800 on June 30, 1996 and had no such obligations outstanding as of December 31, 1996. As of June 30, 1997 and December 31, 1996, the Company had $0 and $1,641,424 available for cash borrowings under its revolving credit loan and $5,105,966 and $11,128,407 available for the floorplanning of inventory purchases, respectively.

     As of December 31, 1996, the Company is in violation of certain financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at June 30, 1997. As a consequence of this default, the interest rate paid by the Company under its revolving credit loan was increased as of April 14, 1997 to 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company has received notice of the lender's intention to terminate the credit facility as of October 31, 1997. The Company is currently pursuing other lending options, as well as continuing negotiations with its current lender.

ASSET MANAGEMENT

     Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Historically, most products have been stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 41 days during the first six months of 1997 and every 44 days for the first six months of 1996. This decrease in the average days in inventory resulted from the Company's initiative of reducing aged inventory through either returning the goods to vendors for credit or selling to customers at reduced prices. Additionally, inventory was negatively affected in the first six months of 1997 by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. The Company takes a physical inventory every month which is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center.

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

     Accounts  Receivable:  The Company  primarily sells its products on a cash,
     --------------------
C.O.D. or terms of up to 30 days basis. The Company's average days' receivable was approximately 37 days for the six month period ended June 30, 1997 and approximately 33 days for the six month period ended June 30, 1996. This increase in the average days sales receivable resulted primarily from a customer sale of approximately $8.3 million in May 1997 which was collected subsequent to June 30, 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes financial and reporting standards for stock-based employee compensation plans. The Standard encourages, but does not require, companies to recognize compensation expense based upon the fair value of grants of stock options and other equity instruments to employees. Companies which do not adopt the expense recognition provision of the Standard, must disclose pro forma net income and earnings per share. The Company adopted this statement during its year ended December 31, 1996 and continues to apply the prior accounting rules.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement during its year ended December 31, 1996. The statement did not have a material impact on the Company's consolidated financial statements.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The adoption of this Standard is not expected to impact the Company's consolidated financial statements.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This new Standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this Standard when it reports its operating results for the quarter and year ending December 31, 1997. The Company does not expect the effect of this new Standard to be material.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on July 18, 1997. The Company's stockholders elected Edwin J. Feinberg and Eric R. Bashford as Class 3 directors, ratified the appointment of BDO Seidman, LLP as the Company's Independent Auditors for the calendar year ending December 31, 1997, and approved an amendment of the 1994 Stock Option Plan to increase the number of shares of the Company's Common Stock that may be granted thereunder from 650,000 to 850,000 by the following stockholders' vote:

     (a) Election of Directors

                                   Votes received                   Votes
       Name                 (Net of all votes withheld)            withheld
       ----                 ---------------------------            --------
Edwin J. Feinberg                    3,881,182                      67,345
Eric R. Bashford                     3,881,482                      67,045


     (b) Ratification of the appointment of Independent Public Accountants:

                           For                3,914,066
                           Against               25,061
                           Withheld               9,400


     (c) Approval of an amendment to the 1994 Stock Option Plan to increase the number of shares of the Company's Common Stock that may be granted thereunder from 650,000 to 850,000:

                           For                3,656,268
                           Against              273,119
                           Withheld              19,140


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) (i) Exhibit 11 (statement concerning computation of per share earnings) and exhibit 15 (letter concerning unaudited interim financial information) are each hereby incorporated by reference from "Notes to Condensed Consolidated Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q.

        (ii) Exhibit 27 (financial data schedule for the first six months of
1997)

     (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 18, 1997


                                         LIUSKI INTERNATIONAL, INC.




                                         By:/s/ Ting Y. Tsai
                                            ------------------------------------
                                            Ting Y. Tsai
                                            Chief Financial Officer