Form 10-Q/A
period 1997-03-31
LIUSKI INTERNATIONAL INC /DE
filed 1997-08-26
CIK 876429

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997
                         Commission File Number 0-19378


                           LIUSKI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                           Delaware                         11-3065217
              (State of other jurisdiction of           (I.R.S. Employer
              incorporation or organization)           Identification No.)

           6585 Crescent Drive, Norcross, Georgia             30071
           (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (770) 447-9454


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


As of March 31, 1997, the Registrant had 4,380,525 shares of Common Stock, $.0l par value per share outstanding.




--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements.


      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
       Consolidated Financial Statements:

         Balance sheets as of March 31, 1997 (as restated) (unaudited)
         and December 31, 1996.................................................3

         Statements of income for the three months
         ended March 31, 1997 (as restated) and March 31, 1996 (unaudited).....4

         Statements of cash flows for the three months ended
         March 31, 1997 (as restated) and March 31, 1996 (unaudited)...........5

         Notes to Condensed Consolidated Financial Statements..................6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................8

                  LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,      December 31,
                                                                1997            1996
                                                           ------------   ----------------
                                                            (Restated)
                                                            (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                $    613,660    $     18,065
   Accounts receivable, net of allowance for
         doubtful accounts of $3,484,823 in 1997
         and $3,208,000 in 1996                               36,991,511      31,994,144
   Inventories                                                40,058,022      49,872,618
   Prepaid expenses and other current assets                   1,327,084       5,592,192
                                                            ------------    ------------
Total current assets                                          78,990,277      87,477,019

Furniture, Autos and Equipment, at cost
         less accumulated depreciation and amortization
         of $3,689,876 in 1997 and $3,425,870 in 1996          2,773,368       2,741,814

Other assets                                                     263,503         235,145
                                                            ------------    ------------
                                                            $ 82,027,148    $ 90,453,978
                                                            ============    ============



Liabilities and Shareholders' Equity
Current liabilities:
  Revolving credit loan                                     $ 12,549,490    $ 28,614,929
  Accounts payable - affiliate                                30,940,185      13,889,474
  Accounts payable - trade                                    21,164,810      26,209,403
  Accrued expenses and other                                   1,313,014       2,810,144
                                                            ------------    ------------
Total current liabilities                                     65,967,499      71,523,950

Capital lease obligations                                        622,396         406,428
                                                            ------------    ------------
Total liabilities                                             66,589,895      71,930,378

Commitments and Contingencies                                       --              --

Stockholders' equity:
  Preferred stock; $.01 par value - 1,000,000 shares
    authorized, none issued                                         --              --
  Common stock; $.01 par value - 7,000,000 shares
    authorized; 4,380,525 issued and outstanding                  43,806          43,806
  Additional paid-in capital                                  18,435,164      18,435,164
  Retained earnings                                           (3,041,717)         44,630
                                                            ------------    ------------
Total stockholders' equity                                    15,437,253      18,523,600
                                                            ------------    ------------
                                                            $ 82,027,148    $ 90,453,978
                                                            ============    ============

            See notes to condensed consolidated financial statements

                  LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 Three months ended March 31,
                                               --------------------------------
                                                  (Restated)
                                                     1997             1996
                                                     ----             ----

Net sales                                        $ 92,935,778    $ 98,627,335

Cost of sales                                      88,627,491      90,750,338
                                                 ------------    ------------

  Gross profit                                      4,308,287       7,876,997

Selling, general and administrative expenses        7,131,274       6,562,569
                                                 ------------    ------------

  Income/ (Loss) from operations                   (2,822,987)      1,314,428

Other charges, net                                    663,360         492,945
                                                 ------------    ------------

  Income/ (Loss) before income taxes               (3,486,347)        821,483

Income taxes                                         (400,000)        312,000
                                                 ------------    ------------

  Net income/ (Loss)                             $ (3,086,347)   $    509,483
                                                 ============    ============

Earnings per share of common and common
  equivalent shares outstanding: Primary and
  fully diluted                                  $      (0.70)   $       0.12
                                                 ============    ============

Weighted average number of common and
  common equivalent shares outstanding:
  Primary and fully diluted                         4,380,525       4,380,525
                                                 ============    ============


See notes to condensed consolidated financial statements

                  LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                        Three months ended
                                                              March 31,
                                                   ----------------------------
                                                     (Restated)
                                                        1997            1996
                                                   -------------   ------------

Cash Flows from Operating Activities
Net loss                                           $ (3,086,347)   $    509,483
                                                   ------------    ------------

Adjustments  to  reconcile net  income
  to  net  cash  provided  by  operating
   activities:
       Depreciation and amortization                    264,424         245,262
       Provision for losses on accounts receivable      276,823         200,000

Changes in operating assets and liabilities:
     Accounts receivable                             (5,274,190)     (3,775,263)
     Inventories                                      9,814,596       1,262,291
     Prepaid expenses and other                       4,265,108          74,363
      Other assets                                      (28,358)         (2,283)
     Accounts payable - affiliate                    (1,339,984)      4,469,654
      Accounts payable and accrued expenses           3,233,652      (4,902,001)
                                                   ------------    ------------
Total adjustments                                    11,212,071      (2,427,977)
                                                   ------------    ------------

Net cash provided (used) by operating activities      8,125,724      (1,918,494)
                                                   ------------    ------------


Cash Flows from Investing Activities
   Capital expenditures                                (295,978)       (143,297)
                                                   ------------    ------------

Cash Flows from Financing Activities
   Proceeds from revolving credit loan               (7,450,119)      2,566,157
   Repayment of capital lease obligations               215,968         (93,699)
                                                   ------------    ------------

Net cash provided (used) by financing activities     (7,234,151)      2,472,458
                                                   ------------    ------------



Net increase  in cash and cash equivalents              595,595         410,667
Cash and cash equivalents,
   beginning of year                                     18,065         200,989
                                                   ------------    ------------

Cash and cash equivalents, end of year             $    613,660    $    611,656
                                                   ============    ============



Supplemental disclosure of cash flow information:
     Cash paid during the period for:
               Interest                            $    682,593    $    552,502
               Income taxes                        $          0    $          0


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


Note 2.  Restatement of Interim Financial Information


                                                    March 31, 1997
                                     -------------------------------------------
                                     As Previously
                                       Reported        Adjusted       Restated
                                     ------------    ------------   ------------
ASSETS
------
Current Assets                       $ 80,490,277   $ (1,500,000)   $ 78,990,277
Fixed Assets                            2,773,368              -       2,773,368
Other Assets                              263,503              -         263,503
                                     ------------   ------------    ------------
                      Total Assets   $ 83,527,148   $ (1,500,000)   $ 82,027,148
                                     ============   ============    ============
LIABILITIES
-----------
Current Liabilities                  $ 65,967,499   $               $ 65,967,499
Long-Term Liabilities                     622,396              -         622,396
                                     ------------   ------------    ------------

                 Total Liabilities     66,589,895              -      66,589,895
                                     ============   ============    ============

STOCKHOLDERS' EQUITY                   16,937,253     (1,500,000)     15,437,253


TOTAL LIABILITIES & EQUITY           $ 83,527,148   $ (1,500,000)   $ 82,027,148
                                     ============   ============    ============

                                          Three Months Ended March 31, 1997
                                     -------------------------------------------
                                     As Previously
                                        Reported      Adjusted       Restated
                                    -------------- -------------- --------------

Net Sales                           $ 94,935,778   $ (2,000,000)   $ 92,935,778
Cost of Sales                         89,127,491       (500,000)     88,627,491
Gross Profit                           5,808,287     (1,500,000)      4,308,287

Operating Expenses & Other Charges     7,794,634          --          7,794,634

Net Loss before Income Taxes          (1,986,347)    (1,500,000)     (3,486,347)
Income Taxes                            (400,000)         --           (400,000)
 NET LOSS                           $ (1,586,347)  $ (1,500,000)   $ (3,086,347)
                                    ============   ============    ============


                                          Three Months Ended March 31, 1997
                                     -------------------------------------------
                                     As Previously
                                        Reported      Adjusted       Restated
                                    -------------- -------------- --------------

Net Loss                            $ (1,586,347)   $ (1,500,000)  $ (3,086,347)
Adjustments to Net Loss
for Operating Activities               9,712,071       1,500,000     11,212,071

Net Cash for Invest & Fin Act         (7,530,129)           --       (7,530,129)
                                    -------------- -------------- --------------
Increase in Cash & Equivalents           595,595            --          595,595

Beginning Cash Balance                    18,065            --           18,065

Ending Cash Balance                 $    613,660            --          613,660
                                    ============== ============== ==============

     The above restatement adjustments relate to decreases in sales and accounts receivable and to an increase in net inventory. The sales and accounts receivable adjustment is necessary to properly match first quarter sales with cost of sales. Turnover in the Company's accounting department throughout the first quarter of 1997 contributed to the necessary adjustment. Additionally, in light of the company's decrease in inventories, the Company re-examined its methods of assessing and estimating the adequacy of its allowance for inventory obsolescence and determined that such allowance should be reduced as of March 31, 1997.


Note 3. Revolving Credit Loan

     In June 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for the floorplanning of inventory. The new facility provides for revolving borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and the lesser of 50% (30% for Magitronic goods) of the eligible inventory or $15,000,000. Under the loan agreement, in the absence of default, outstanding borrowings bear interest at 1/4% per annum above the lending bank's prime rate or 125 basis points above LIBOR rates and mature in June, 1998. The debt is collateralized by a lien on all of the Company's assets. As of March 31, 1997, the Company owed $21,164,810 under its revolving credit loans.

     As of December 31, 1996, the Company is in violation of two financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at March 31, 1997. As a consequence of this default, commencing on April 14, 1997, the interest rate paid by the Company under its revolving credit loan has been 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company is discussing these defaults with its lender with the goal of renegotiating these covenants. If such negotiations are successful, the amended terms will likely be less favorable to the Company than these that now exist. There can be no assurance that these negotiations will be successfully completed.


Note 4. Contingencies

     In March 1994, several shareholders of the Company filed class action lawsuits in the United States District Court for the Eastern District of New York against the Company and certain of its officers asserting violation of
Section 10(b) of the Securities Exchange act of 1934 and Rule 10(b)5 promulgated thereunder. These actions, since consolidated into a single action, purported to be based on statements contained in a press release and SEC Form 10-Q issued by the Company in the latter part of 1993 and is entitled "In re Liuski International, Inc. Securities Litigation," Civil Action No. 94-CV-1045. The plaintiffs' consolidated amended complaint asserted that the Company's purported omissions or misrepresentations falsely inflated the value of the Company's stock. The plaintiffs sought to represent purchasers who acquired the Company's common stock during various periods, the earliest of which commenced on November 8, 1993 and ended on March 4, 1994. No class was ever certified. The complaint demanded damages in an unspecified amount. In September, 1995, the plaintiffs filed and served a second amended and consolidated complaint.

     On December 4, 1995, the Company and its named officers filed a motion to dismiss the action for failure to state a cause of action and failure to plead fraud with particularity. That motion was granted by United States District Court Judge Frederick Block by order dated December 8, 1996 in which the Court found that the plaintiffs' complaint failed to state a claim for fraud or to adequately plead scienter. By judgment dated January 8, 1997, the Court dismissed the case. No appeal was filed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 and 1996
------------------------------------------

     Net  Sales:  Net sales  for the  three  months  ended  March 31,  1997 were
     ----------
$92,935,778  representing a decrease of $5,691,557  (5.8%) from  $98,627,335 for the three months ended March 31, 1996. Sales from the distribution centers in the following regions changed as follows: Southeast region, 7.1%; Northeast region (including Canadian distribution center), -8.8%; Mid- and Southwest region, -4.6%; and Western region, - 21.2%. Sales other than Magitronic personal computers and notebooks for the three months ended March 31, 1997 were $77,924,778, representing an increase of $1,965,416 (2.6%) from $75,959,362 for the three months ended March 31, 1996.

     Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended March 31, 1997, decreased to $15,011,000 (16.2% of net sales) from $22,667,973 (23.0 % of net sales) for the three months ended March 31, 1996. This decrease is attributable to lower sales of notebook computers, which represented a decrease of $5,550,000 from the previous year. The Company believes the lower sales of notebooks computers was related to intense price competition from name-brand notebook manufacturers. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. In addition, the company also sells components separately under the Magitronic name.

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

     Gross Profit:  Gross profit  decreased by $3,568,710 to $4,308,287 (4.6% of
     ------------
net sales) for the three months ended March 31, 1997, from $7,876,997 (8.0% of net sales) for the three months ended March 31, 1996. The lower gross margin was primarily due to the reduced sales of the Company's Magitronic notebook computers which generally have higher margins. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

     Selling,  General and Administrative  Expenses:  For the three months ended
     ----------------------------------------------
March 31, 1997, selling, general and administrative expenses increased by $568,705 to $7,131,274 (7.5% of net sales) from $6,562,569 (6.7% of net sales)
for the three months ended March 31, 1996. The increase is primarily due to an advertising and promotional campaign during the three months ended March 31, 1997 which amounted to $560,835. Salaries, employment taxes and employee benefits for the three months ended March 31, 1997 decreased to $3,925,465 from $4,217,000 for the three months ended March 31, 1996, partially due to the 19% reduction of staff in mid-March 1997.

     Other  Charges:  Net interest  expense  increased to $682,593 for the three
     --------------
months ended March 31, 1997, from $492,945 for the first three months of 1996 as a result of the interest cost related to increased borrowings. During the first quarter of 1997, the interest rate paid by the Company under its revolving credit loan was 1/4% over the prime rate or 125 basis points over LIBOR. Commencing on April 14, 1997, the interest rate paid by the Company under its revolving credit loan has been 2 1/4% over the prime rate and no LIBOR rates will be available.

     Net  Income  (Loss):  Net  income  decreased  by  $3,595,830  to a loss  of
     -------------------
$3,086,347 (3.3% of net sales), for the three months ended March 31, 1997, from a net income of $509,483 (0.5 % of net sales) for the three months ended March 31, 1996.


IMPACT OF INFLATION

     The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing because it has no long-term contracts with most of its customers and, accordingly, could, if necessary, and depending on competitive factors, pass along price changes to its customers.


LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its growth through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. For the three months ended March 31, 1997 cash provided by operating activities was $8,125,724 and for the three months ended March 31, 1996 net cash used by operating activities was $1,918,494. The change in net cash flow from operating activities between the three months ended March 31, 1997, and March 31, 1996, in the amount of $10,044,218, was primarily due to growth in accounts receivable which was partially offset by reduced inventories. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company is currently afforded. For the three month periods ended March 31, 1997, and March 31, 1996, the Company generally paid its suppliers approximately 35-45 days from the date of invoice. Terms vary from one to 60 days.

     Working capital was $13,022,778 as of March 31, 1997 and $15,953,069 as of December 31, 1996. On June 23, 1995, the Company signed a new three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and $14,000,000 line for floorplanning of inventory. The new facility provides for revolving cash borrowings of up to $35,000,000, limited by available collateral and $15,000,000 for inventory floorplanning. Under the loan agreement, in the absence of default, borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or the prime rate plus 1/4% and are based upon a formula of up to 85% of eligible receivables and 50% (30% for Magitronic goods) of eligible inventory not to exceed $15,000,000. At March 31, 1997, and December 31, 1996, the Company owed $21,164,810 and $28,614,929, respectively, under its revolving credit loans. The Company was obligated under letters of credit in the amount of $742,800 on March 31, 1996 and had no such obligations outstanding as of December 31, 1996. As of March 31, 1997 and December 31, 1996, the Company had $1,567,461 and $1,641,424 available for cash borrowings under its revolving credit loan and $13,432,539 and $11,128,407 available for the floorplanning of inventory purchases, respectively.

     As of December 31, 1996, the Company is in violation of two financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at March 31, 1997. As a consequence of this default, commencing on April 14, 1997, the interest rate paid by the Company under its revolving credit loan has been 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company is discussing these defaults with its lender with the goal of renegotiating these covenants. If such negotiations are successful, the amended terms will likely be less favorable to the Company than these that now exist. There can be no assurance that these negotiations will be successfully completed.


ASSET MANAGEMENT

     Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30- to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company tuned its inventory on an average every 46 days during the first three months of 1997 and every 43 days during the first three months of 1996. The Company takes a physical inventory monthly, which is then compared to its perpetual inventory, and monitors inventory levels daily according to sales made by product and distribution center.

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

     Accounts Receivable: The Company primarily sells its products on a cash, C.O.D., or terms of up-to- 30-days basis. The Company's average days' receivable was approximately 37 days for the three month period ended March 31 1997, and approximately 33 days for the three month period ended March 31, 1996. This increase in the average days sales receivable results from the Company extending credit to more of its customers.



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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes financial and reporting standards for stock-based employee compensation plans. The standard encourages, but does not require, companies to recognize compensation expense based upon the fair value of grants of stock options and other equity instruments to employees. Companies which do not adopt the expense recognition provision of the Standard, must disclose pro forma net income and earnings per share. The Company has adopted this statement during its year ending December 31, 1996 and continues to apply the prior accounting rules and has provided the pro forma disclosures.

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

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The adoption of this Standard is not expected to impact the Company's consolidated financial statements.

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

                           PART II - OTHER INFORMATION
                           ---------------------------






Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


               (a) (i) Exhibit 11 (statement concerning computation of per share earnings) is hereby incorporated by reference to "Condensed Consolidated Statements of Income" of Part I Financial Information, Item 1 - Financial Statements, contained in this Form 10-Q/A.

                    (ii) Exhibit 27 (financial data schedule for the first three months of 1997)

               (b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 26, 1997




                                     LUISKI INTERNATIONAL, INC.





                                     By:/s/ Ting Y. Tsai
                                        ----------------------------------------
                                        Ting Y. Tsai
                                        Chief Financial Officer