Form 10-Q
period 1997-09-30
LIUSKI INTERNATIONAL INC /DE
filed 1997-11-05
CIK 876429

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

                For the Quarterly Period Ended September 30, 1997

                         Commission File Number 0-19378

                           LIUSKI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                         11-3065217
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

6585 Crescent Drive, Norcross, Georgia                      30071
(Address of principal executive offices)                  Zip Code)

       Registrant's telephone number, including area code: (770) 447-9454


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 30, 1997, the Registrant had 4,380,525 shares of Common Stock, $.01 par value per share outstanding.



================================================================================

                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements.


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
  Consolidated Financial Statements:

   Balance sheets as of September 30, 1997
   (unaudited) and December 31, 1996...................................3

   Statements of operations for the
   three months and nine months ended
   September 30, 1997 and September 30, 1996 (unaudited)...............4

   Statements of cash flows for the nine
   months ended September 30, 1997
   and September 30, 1996 (unaudited)..................................5

   Notes to Condensed Consolidated Financial Statements................6

   Management's Discussion and Analysis
   of Financial Condition and Results of Operations....................8

                  LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      September 30,            December 31,
                                                                          1997                     1996
                                                                  ----------------------  -----------------------
                                                                       (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $      4,065,238          $       18,065
   Accounts receivable, net of allowance for
         doubtful accounts of $1,964,000 and $3,208,000,
         respectively                                                    23,270,274              31,994,144
   Inventories, net of allowance for inventory obsolescence
      of $740,000 and $1,600,000, respectively                           23,160,860              49,872,618
   Prepaid expenses and other current assets                              5,201,896               5,592,192
                                                                  ------------------        ----------------
Total current assets                                                     55,698,268              87,477,019

Furniture, Autos and Equipment, at cost
         less accumulated depreciation and amortization
         of $3,953,882 and $3,425,870, respectively                       2,434,161               2,741,814

Other assets                                                                263,503                 235,145
                                                                  ------------------        ----------------
                                                                  $      58,395,932          $   90,453,978
                                                                  ==================        ================
Liabilities and Shareholders' Equity
Current liabilities:
  Revolving credit loan                                           $      10,140,450          $   28,614,929
  Notes payable - officer                                                 8,219,928                   -
  Accounts payable - affiliate                                            3,106,794              13,889,474
  Accounts payable - trade                                               25,209,663              26,209,403
  Accrued expenses and other                                              1,135,759               2,810,144
                                                                  ------------------        ----------------
Total current liabilities                                                47,812,594              71,523,950

Capital lease obligations                                                   466,479                 406,428
                                                                  ------------------        ----------------
Total liabilities                                                        48,279,073              71,930,378
                                                                  ------------------        ----------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock; $.01 par value - 1,000,000 shares
    authorized, none issued                                                      -                      -
  Common stock; $.01 par value - 7,000,000 shares
    authorized; 4,380,525 issued and outstanding                             43,806                 43,806
  Additional paid-in capital                                             18,435,164             18,435,164
  (Accumulated deficit) retained earnings                                (8,362,111)                44,630
                                                                  ------------------        ----------------
Total stockholders' equity                                               10,116,859             18,523,600
                                                                  ------------------        ----------------
                                                                  $      58,395,932        $    90,453,978
                                                                  ==================        ================

  See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                       Three months ended                            Nine months ended

                                                         September 30,                                 September 30,
                                                  ----------------------------                  ---------------------------

                                                   1997                    1996                 1997                 1996
                                                  ------                  ------               ------               ------

Net sales                                    $    62,217,673         $   110,480,302      $   235,227,352      $   310,664,576

Cost of sales                                     57,800,427             102,903,391          222,469,833          289,071,696
                                             ----------------        ----------------     ----------------     ----------------
   Gross profit                                    4,417,246               7,576,911           12,757,519           21,592,880

Selling, general and administrative                5,303,775               9,432,853           19,153,705           23,505,161
                                             ----------------        ----------------     ----------------     ----------------
   Loss from operations                             (886,529)             (1,855,942)          (6,396,186)          (1,912,281)

Other charges, net                                   534,047                 671,561            2,410,555            1,648,832
                                             ----------------        ----------------     ----------------     ----------------
   Loss before income taxes                       (1,420,576)             (2,527,503)          (8,806,741)          (3,561,113)

Income taxes                                               -                (608,000)            (400,000)            (750,000)
                                             ----------------        ----------------     ----------------     ----------------

   Net loss                                   $   (1,420,576)         $   (1,919,503)      $   (8,406,741)      $   (2,811,113)
                                             ================        ================     ================     ================

Loss per share of common and common
  equivalent shares outstanding:
  Primary and fully diluted
                                              $        (0.32)         $        (0.44)      $        (1.92)      $       (0.64)
                                             ================        ================     ================     ================
Weighted average number of common and
  common equivalent shares
  outstanding: Primary and fully
  diluted
                                                   4,380,525              4,380,525             4,380,525            4,380,525
                                             ================        ================     ================     ================

See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine months ended

                                                                                        September 30,
                                                                           ----------------------------------------
                                                                                   1997                1996
                                                                           ------------------    ------------------
Cash Flows from Operating Activities:
Net loss                                                                 $    (8,406,741)    $      (2,811,113)

Adjustments  to  reconcile   net  income
to  net  cash  provided  by  operating
   activities:
       Depreciation and amortization                                             765,073               723,570
       Provision for losses on accounts
         receivable                                                            1,347,504             2,850,000

Changes in operating assets and liabilities:
     Accounts receivable                                                       7,376,366            (8,093,381)
     Inventories                                                              26,711,758            (1,226,085)
     Prepaid expenses and other                                                  390,296              (871,710)
     Other assets                                                                (28,358)                1,416
     Accounts payable - affiliate                                            (10,782,680)            4,895,379
     Accounts payable and accrued expenses                                    (2,674,125)             (261,788)
                                                                             -----------            -----------
Total adjustments                                                             23,105,834            (1,982,599)
Net cash provided (used) by operating                                        -----------            -----------
  activities                                                                  14,699,093            (4,793,712)
                                                                             -----------            -----------

Cash Flows from Investing Activities:
   Capital expenditures                                                         (457,420)             (563,370)
                                                                             -----------            -----------
Cash Flows from Financing Activities:
   (Payments on) proceeds from revolving credit
     loan                                                                    (18,474,479)            5,426,887
   Proceeds from officer loans                                                 8,219,928                    -
   Capital lease obligations                                                      60,051               118,514
                                                                             -----------            -----------

Net cash provided (used) by financing activities                             (10,194,500)            5,545,401
                                                                             -----------            -----------

Net increase in cash and cash equivalents                                      4,047,173               188,319
Cash and cash equivalents,
   beginning of period                                                            18,065               200,989
                                                                             -----------            ----------

Cash and cash equivalents, end of period                                $      4,065,238    $          389,308
                                                                        ================    ==================
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
               Interest                                                 $      1,501,674    $        1,630,259
                                                                        ================    ==================

               Income taxes                                             $           -       $            -
                                                                        ================    ==================


See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Consolidated Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which are incorporated by reference herein.

Note 2. Buyout of Principal Shareholder; Loans to the Company and Conversion into Equity

     On June 27, 1997, the Company's then Chief Executive Officer ("CEO") and principal shareholder, Mr. Morries Liu, sold substantially all of his shares in the Company (1,783,620 shares or approximately 41% of the outstanding common stock ("Common Stock")) to Mr. Duke Liao. Concurrently, Mr. Liao became the new CEO and Chairman of the Board of the Company.

    Through October 1997, Mr. Liao has loaned the Company $9,219,928.01 for working capital purposes ($8,219,928.01 plus accrued interest of $129,742 as of September 30, 1997). The loans accrue interest at the bank prime loan rate, which was 8.5% at September 30, 1997. Pursuant to an agreement between the Company and Mr. Liao, dated as of October 15, 1997, $2,223,421.16 of the loans and the interest of $158,454.97 which accrued to such date on all of the loans (together aggregating $2,381,876.13) were converted into 1,814,762 restricted shares of Common Stock at the conversion price of $1.3125 per share, which was the last sale price of the Common Stock on such date on the Nasdaq National Market. Such 1,814,762 shares were issued to Mr. Liao out of the Company's remaining authorized shares and, as a result, Mr. Liao became the owner of approximately 58% of the outstanding Common Stock. The remaining $6,996,506.85 of the loans will be converted into shares of non-voting preferred stock of the Company which will convert automatically into shares of Common Stock at $1.3125 per share upon amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to allow for this conversion. Mr. Liao has made an irrevocable election to vote his controlling shares for such amendment. However, if such preferred stock is not converted into Common Stock by March 31, 1998, Mr. Liao will have the option to cause the Company to redeem all of the preferred stock for $6,996,506.85 plus annual interest thereon of 8.5% accruing from October 16, 1997. The Company estimates that, after Mr. Liao's loans to the Company and the interest thereon are fully converted into shares of Common Stock, he will own approximately 77.5% of the outstanding shares of Common Stock. The Company believes that the improvement in its balance sheet which will result from this conversion of debt into equity may result in improving the Company's relationship with its bank and its vendors.

    The following represents the pro forma effect of the conversions of debt into equity, described above, as of September 30, 1997:



September 30, 1997                                  As Reported           Adjustment               Pro forma
                                              ----------------------------------------------------------------------
ASSETS
Current Assets                                     $ 55,698,268        $        -               $ 55,698,268
Fixed Assets                                          2,434,161                 -                  2,434,161
Other Assets                                            263,503                 -                    263,503
                                              ----------------------------------------------------------------------
                                Total Assets       $ 58,395,932        $        -               $ 58,395,932
                                              ----------------------------------------------------------------------
LIABILITIES
Current Liabilities                                $ 47,812,594        $  (8,219,928)           $ 39,592,666
Long-term Liabilities                                   466,479                 -                    466,479
                                              ----------------------------------------------------------------------
                           Total Liabilities         48,279,073           (8,219,928)             40,059,145

STOCKHOLDERS' EQUITY                                 10,116,859            8,219,928              18,336,787
                                              ----------------------------------------------------------------------
    Total Liabilities & Stockholders' Equity       $ 58,395,932        $       -                $ 58,395,932
                                              ----------------------------------------------------------------------




Note 3. Revolving Credit Loan

          In June 1995, the Company signed a $50,000,000 credit facility replacing the Company's existing $25,000,000 revolving credit loan and $14,000,000 line for the floorplanning of inventory. This facility provides for revolving borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floorplanning. Amounts available on the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and the lesser of 50% (30% for Magitronic goods) of the eligible inventory or $15,000,000. Under the loan agreement, in the absence of default, outstanding borrowings bear interest at 1/4% per annum above the lending banks prime rate or 125 basis points above LIBOR rates and mature in June 1998. The debt is collateralized by a lien on all of the Company's assets. As of September 30, 1997, the Company owed $10,140,450 under its revolving credit loans.

         As of December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at September 30, 1997. As a consequence of this default, the interest rate paid by the Company under its revolving credit loan was increased as of April 14, 1997 to 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company has received notice of the lender's intention to terminate the credit facility. The Company is currently pursuing other lending options, as well as continuing negotiations with its current lender.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Nine months ended September 30, 1997 and 1996
---------------------------------------------

         Net Sales: Net sales for the nine months ended September 30, 1997 were $235,227,352 representing a decrease of $75,437,224 (24.3%) from $310,664,576 for the nine months ended September 30, 1996. The Company's net sales were negatively affected by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. Additionally, Management began tightening the Company's credit policy in July 1997 in response to increased bad debt write-offs experienced in the prior year. Also, the mail order business was discontinued in June 1996. Since Mr. Liao assumed the role of Chairman of the Board and Chief Executive Officer of the Company in June 1997, the Company has stressed sales of its higher margin Magitronic line of computers over its lower margin wholesale distribution line, which contributed to the net decrease in sales. The wholesale distribution line has historically made up the majority of the Company's sales.

          Sales of the Company's Magitronic brand of personal computers and notebook computers for the nine months ended September 30, 1997 decreased to $48,899,406 (20.8% of net sales) from $66,417,372 (21.4% of net sales) for the nine months ended September 30, 1996. This decrease is substantially attributable to lower sales of notebook computers in the first quarter, volume decreases resulting from tightening credit policies and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Specifically, Intel central processing units ("CPU's") have dropped in price by fifty percent (50%), and monitor and CD ROM prices also have decreased dramatically. These price decreases have intensified price competition in the industry. In addition, there has been substantial turnover in Magitronic product management which has negatively affected sales. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. In addition, the company also sells components separately under the Magitronic name.

          While the Company distributes products from more than 70 U.S. suppliers, the loss of major suppliers or a shortage in a particular product could have a material adverse impact on the Company during the relatively brief period the Company believes it would need to establish alternate sources of supply at required volume levels.

         Gross Profit: Gross profit decreased by $8,835,361 to $12,757,519 (5.4% of net sales) for the nine months ended September 30, 1997 from $21,592,880 (6.9% of net sales) for the nine months ended September 30, 1996. The lower gross margin was primarily due to price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Additionally, margins were negatively impacted by turnover in key product management positions which caused the Company to not take full advantage of various vendor pricing and incentive programs. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

          Selling, General and Administrative Expenses: For the nine months ended September 30, 1997, selling, general and administrative expenses decreased by $4,351,456 to $19,153,705 (8.1% of net sales) from $23,505,161 (7.6% of net sales) for the nine months ended September 30, 1996. The decrease is primarily due to a substantial reduction in the Company's workforce as the Company continues to reduce staff in order to reduce expenses. The number of employees has been reduced by forty-two percent (42%) since the beginning of March 1997. As a result of this reduction in force, salaries, employment taxes and employee benefits for the nine months ended September 30, 1997 decreased to $9,616,778 from $13,096,125 for the nine months ended September 30, 1996.

         Other Charges: Net interest expense increased to $1,750,411 for the nine months ended September 30, 1997 from $1,653,577 for the first nine months of 1996 as a result of an increase, as of April 14, 1997, in the interest rate the Company is paying on its revolving credit loan. Due to the default under its credit facility agreement, the Company is paying interest at 2 1/4% over the prime rate on its revolving credit facility and no LIBOR rates are currently available. Additionally, the Company incurred costs of $575,000 in settlement of various discrimination issues brought on by fourteen former employees.

         Net Loss: Net loss increased by $5,595,628 to $8,406,741 (-3.6% of net sales) for the nine months ended September 30, 1997 from a net loss of $2,811,113 (-0.9% of net sales) for the nine months ended September 30, 1996.

Three months ended September 30, 1997 and 1996
----------------------------------------------

         Net Sales: Net sales for the three months ended September 30, 1997 were $62,217,673 representing a decrease of $48,262,629 (43.7%) from $110,480,302 for the three months ended September 30, 1996. Management began tightening the Company's credit policy in July 1997 in response to increased bad debt write-offs experienced in the prior year. Additionally, net sales were negatively affected by the Company's new Managements' decision to stress sales of its higher margin Magitronic line of computers over its lower margin wholesale distribution line. The wholesale distribution line has historically made up the majority of the Company's sales.

         Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended September 30, 1997 decreased to $13,178,212 (21.2% of net sales) from $23,160,758 (21.0% of net sales) for the three months ended September 30, 1996. This decrease is substantially attributable to decreases in volume resulting from tightening credit policies and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Specifically, Intel central processing units ("CPU's") have dropped in price by fifty percent (50%), and monitor and CD ROM prices also have decreased dramatically. These price decreases have intensified price competition in the industry.

         Gross Profit: Gross profit decreased by $3,159,665 to $4,417,246 (7.1% of net sales) for the three months ended September 30, 1997 from $7,576,911 (6.9% of net sales) for the three months ended September 30, 1996. The lower gross margin was primarily due to the decrease in net sales. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

          Selling, General and Administrative Expenses: For the three months ended September 30, 1997, selling, general and administrative expenses decreased by $4,129,078 to $5,303,775 (8.5% of net sales) from $9,432,853 (8.5% of net sales) for the three months ended September 30, 1996. The decrease is primarily due to a substantial reduction in the Company's workforce as the Company continues to reduce staff in order to reduce expenses. The number of employees has been reduced by forty-two percent (42%) since the beginning of March 1997. As a result of this reduction in force, salaries, employment taxes and employee benefits for the three months ended September 30, 1997 decreased to $2,779,124 from $4,618,165 for the three months ended September 30, 1996.

         Other Charges: Net interest expense decreased to $474,229 for the three months ended September 30, 1997 from $666,739 for the third quarter of 1996 as a result of decreased borrowings on its revolving credit loan, which offset the increase in the Company's borrowing rate. Due to the default under its credit facility agreement, the Company is paying interest at 2 1/4% over the prime rate on its revolving credit facility and no LIBOR rates are currently available.

         Net Loss: Net loss decreased by $498,927 to $1,420,576 (-2.3% of net sales) for the three months ended September 30, 1997 from a net loss of $1,919,503 (-1.7% of net sales) for the three months ended September 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations through borrowings under its revolving credit loan, officer loans, equity capital and credit terms from its major suppliers. In the nine months ended September 30, 1997, net cash provided by operating activities was $14,699,093 compared to net cash used by operating activities of $4,793,712 for the nine months ended September 30, 1996. The change in net cash flow from operating activities between the nine months ended September 30, 1997 and September 30, 1996, in the amount of $19,492,805, was primarily due to a significant reduction in inventories and accounts receivable, which was partially offset by a decrease in accounts payable. The decrease in inventories was primarily due to: 1) Management's initiative in the beginning of the year to sell older, non-returnable inventory at reduced prices and 2) the new Management's philosophy to concentrate on sales of the Company's lower volume, higher margin Magitronic line of products as opposed to higher volume, lower margin wholesale distribution products. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company currently is afforded. For the nine month periods ended September 30, 1997 and September 30, 1996, the Company generally paid its suppliers approximately 35-45 days from the date of invoice. Terms vary from 1 day to 60 days.

          Working capital was $7,885,674 as of September 30, 1997 and $15,953,060 as of December 31, 1996. On June 23, 1995, the Company signed a three year $50,000,000 credit facility replacing its existing $25,000,000 revolving credit loan and a $14,000,000 line for floorplanning of inventory. This facility provides for revolving cash borrowings of up to $35,000,000 and $15,000,000 for inventory floorplanning. Borrowings under the revolving credit loan bear interest at 125 basis points over LIBOR or the prime rate plus 1/4%. Amounts available under the revolving credit loan are based on a formula of the sum of up to 85% of eligible receivables and 50% of eligible inventory (30% of Magitronic goods) not to exceed $15,000,000. At September 30, 1997 and December 31, 1996, the Company owed $10,140,450 and $28,614,929, respectively, under its revolving credit loans. The Company was obligated under letters of credit in the amount of $742,800 on September 30, 1996 and had no such obligations outstanding as of September 30, 1997. As of September 30, 1997 and December 31, 1996, the Company had $0 and $1,641,424 available for cash borrowings under its revolving credit loan and $1,738,580 and $11,128,407 available for the floorplanning of inventory purchases, respectively. As of September 30, 1997, the new CEO of the Company has made loans to the Company in the amount of $8,219,928 for working capital purposes. The entire balance of the loans plus accrued interest of $129,742 through September 30, 1997 will be converted into shares of the Company's common stock. See Note 2 to the Consolidated Financial Statements herein for further discussion and pro forma effects of this stock conversion as of September 30, 1997.

         As of December 31, 1996, the Company is in violation of certain financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Consequently, the balance of the revolving credit loan is classified as a current liability at September 30, 1997. As a consequence of this default, the interest rate paid by the Company under its revolving credit loan was increased as of April 14, 1997 to 2 1/4% over the prime rate and the LIBOR rates are no longer available. The Company has received notice of the lender's intention to terminate the credit facility. The Company is currently pursuing other lending options, as well as continuing negotiations with its current lender.

ASSET MANAGEMENT

         Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 46 days during the first nine months of 1997 and every 44 days for the first nine months of 1996. This decrease in the average days in inventory resulted from the Company's initiative of reducing aged inventory through either returning the goods to vendors for credit or selling to customers at reduced prices. Additionally, inventory was negatively affected in the first nine months of 1997 by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. The Company takes a physical inventory every month which is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center.

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

         Accounts Receivable: The Company primarily sells its products on a cash, C.O.D. or terms of up to 30 days. The Company's average days' receivable was approximately 35 days for the nine month period ended September 30, 1997 and approximately 31 days for the nine month period ended September 30, 1996.

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

                           PART II - OTHER INFORMATION


Item 5.  Other Information

          See Note 2 to the Consolidated Financial Statements, page 6 herein, for a discussion of the conversion into equity of Mr. Duke Liao's loans to the Company, and interest thereon to October 15, 1997, totaling approximately $9.4 million, resulting in Mr. Liao becoming the majority shareholder of the Company.

          In August 1997, Eric Bashford, Paul Konigsberg and Manuel Tan resigned from the Board of Directors of the Company. In addition, Mr. Tan was replaced as President of the Company by Mr. Liao. Each of these former Directors was appointed and/or elected to the Board while the Company's founder, Morries Liu, was Chairman and CEO of the Company. As discussed in Note 2, Mr. Liao purchased substantially all of Mr. Liu's Common Stock (approximately 41% of the outstanding) in June 1997 and assumed the positions of Chairman and CEO. Mr. Liao, Mr. Liu, Edwin Feinberg and Kenny Liu currently constitute the Board.


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

          (ii) Exhibit 27 (financial  data schedule for the first nine months of
1997)

         (b) A report on Form 8-K was filed by the Registrant on July 3, 1997, relating to the sale of the shares of the principal shareholder, under Item 1:
Changes in Control of Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 5, 1997


                                            LIUSKI INTERNATIONAL, INC.




                                          By:           /s/
                                             --------------------------------
                                             Ting Y. Tsai
                                             Chief Financial Officer