Form 10-K
period 1997-12-31
LIUSKI INTERNATIONAL INC /DE
filed 1998-03-30
CIK 876429

--------------------------------------------------------------------------------


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19378


                           LIUSKI INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                            11-3065217
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

6585 Crescent Drive, Norcross, Georgia                              30071
Address of principal executive offices)                           (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 4, 1998, was approximately $1,851,000.

As of March 4, 1998, the registrant had 11,525,958 shares of Common Stock, $.01 par value per share outstanding.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
-----------------

General

     The Company is a distributor of microcomputer peripherals, components and accessories throughout the U.S. and in certain foreign countries. The Company also offers its own Magitronic brand of IBM-compatible personal computers and notebooks, as well as Magitronic private-label components and accessories. The Company distributes over 1,800 products made by over 50 U.S. manufacturers, including such nationally recognized names as Toshiba America Information Systems, Inc. ("Toshiba"), NEC Technologies, Inc. ("NEC"), Samsung Information Systems America, Inc. ("Samsung"), Western Digital Corporation, Iomega, ALPS, and Creative Labs. In addition, the Company distributes over 170 private-label products made by over 20 foreign manufacturers. Customers of the Company are value-added resellers, systems integrators, consultants, retail stores, smaller distributors, end-user corporations and government entities. (See "Strategy," below, for current developments.)

     The Company's headquarters and primary assembly operations were relocated from Melville, New York to Norcross, Georgia, a suburb of Atlanta, during 1995. Prior to this relocation, all of the Company's products were supplied from ten distribution centers. The distribution centers were consolidated from ten locations to four primary centers with limited assembly operations being performed at the Toronto distribution center. The Company's primary distribution and sales centers are now in Norcross, Los Angeles, Miami, and Toronto, with Norcross serving as the primary distribution hub; the Company continues to maintain sales offices in Chicago, Melville and Dallas.

     Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

     The Company is a Delaware holding company and the sole owner of eight active subsidiaries which operate its business. The names of these eight subsidiaries are: Liuski International New York, Inc.; Liuski International Miami, Inc.; Liuski International Texas, Inc.; Liuski International Illinois, Inc.; Liuski International California, Inc.; Liuski International Atlanta, Inc.; Magitronic Technology, Inc.; and Liuski International Toronto, Inc.


Strategy

     Management plans to address the Company's recurring losses from operations and return the Company to profitability by (i) increasing sales through its current distribution system while focusing on profitable items and decreasing the number of vendors; (ii) improving its credit and collection operations;
(iii) increasing purchasing efficiency by combining its domestic and foreign purchasing departments; (iv) continuing to monitor employee salaries; (v) targeting new markets where customers are receptive to the price/performance advantages of Magitronic products, including government and foreign markets, and marketing on the Company's internet web site; and (vi) decentralizing its management and providing profit sharing incentives to each distribution center.

     The Company's objective is to grow its business of distributing microcomputer peripherals, components and accessories in North and South America while focusing on the profitability and collectibility of each sale and grow its business of assembling its own Magitronic personal computers and notebooks and its line of private-label products. The Company believes that the ability to act quickly and appropriately in response to short and long-term trends in the microcomputer marketplace is critical to success in this very dynamic industry characterized by short product life cycles and continuous pricing pressures. Management will continue to focus on operating efficiencies including cost controls and improvement in product management systems, which will be critical to the Company's future.

     Magitronic Brand Products. The Company's goal is to establish its Magitronic brand as well recognized, value-priced, brand name products. To enhance the visibility of the Magitronic line, the Company emphasizes its "build to order" and "assemble to configuration" advantages of distributing Magitronic products in new markets.

     Product Lines. The Company distributes over 1,800 products made by over 50 U.S. manufacturers. The Company is re-evaluating the product lines it will offer in the future and will attempt to emphasize higher profit margin business. The Company will continuously upgrade its lines of personal computers to apply and integrate state of the art technology and reach the market earlier with its own brand of higher performance and cost competitive systems.

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


Regional Sales

     The following table sets forth a regional breakdown for the periods indicated of the Company's net sales and the percentage of the Company's total net sales represented thereby:


                                       Year Ended December 31,
                              1997              1996                1995
                    ------------------------------------------------------------
                                          ($ in thousands)
REGION
Northeast(1)        $  53,992    18.6%   $  82,772   19.6%  $  98,803    25.0%
Southeast             168,900    57.1%     218,427   51.7%    148,021    37.4%
Mid- and Southwest     46,740    16.1%      73,336   17.4%    100,315    25.4%
West                   21,076     7.2%      43,301   10.3%     36,235     9.2%
Pacific(2)                  -       -        1,230    0.3%      4,402     1.1%
Mail Order(3)               -       -        3,244    0.7%      7,359     1.9%
                    ---------   -------   --------  ------   --------  -------
   Total             $290,708    100.0%   $422,310  100.0%   $395,135  100.00%
                    =========   =======   ========  ======   ========  =======
-------------

(1) Includes the distribution  center located in Toronto,  Canada.
(2) Includes Hong  Kong sales center which was closed during 1996.
(3) The Company discontinued its direct mail operations (ProCORP) in June 1996.


Products

     In addition to its Magitronic private-label products, the Company markets a mix of products for nationally recognized manufacturers. The Company stocks approximately 1,800 products made by over 50 U.S. manufacturers and continually evaluates new products, the demand for its current products and its product mix. Products are selected only after careful evaluation of features, availability, reliability, serviceability, brand recognition and value to the customer in terms of price and performance. The Company attempts to source products from more than one supplier when management feels it is desirable to provide protection against shortages and different price points for the same item. The Company's goal is to improve its ability to apply and integrate state of the art technology into its Magitronic personal computers so that it can decrease its reaction time in response to technological changes and reach the market earlier.

     Sales of the Company's Magitronic brand of personal computers and notebooks as a percentage of total net sales were 17.3%, 21.0% and 19.3% for the years ended December 31, 1995, 1996 and 1997 respectively. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. During 1997, sales of monitors supplied primarily for Magitronic by Lite-On were 21% of net sales, and sales of hard disk drives supplied primarily by Western Digital and Samsung were 23.4% of net sales. Sales of the Company's other products, including microcomputer peripherals, components and accessories, comprised the remaining sales for the year.

     The major categories of products presently distributed by the Company are described below:

     Magitronic Microcomputers and Notebooks. The Company distributes approximately 15 standard Magitronic brand IBM-compatible personal computers. Magitronic offers systems ranging from Pentium 200MMX Mhz to high-end Pentium-II 400 Mhz which should be available in April 1998. The company also custom-assembles Magitronic computers to the customers' specifications. The Company distributes approximately 12 standard Magitronic brand IBM-compatible notebook computers which range from Pentium 166 MMX Mhz to Pentium II 266 Mhz with 12.1", 13.3", 14.1" TFT LCD.

     To ensure reliability, Magitronic works with various hardware compatibility labs to test and certify selected products with Microsoft 95 and Windows NT. All Magitronic standard systems are under Microsoft Windows "Hardware compatibility list". The Company has received ISO 9001 certification for its Magitronic assembly standards which further ensures the overall quality of products.

     Other Magitronic Brand Products. The Company's other Magitronic brand products consist of monitors, power supplies, keyboards, chassis', motherboards, add-on boards, I/O boards, video display boards, surge suppressers, sound boards, multimedia kits, fax modems, and various network products.

     Mass Storage. The Company distributes Toshiba, Western Digital, and Samsung hard disk drives, Adaptec, Inc., Data Technology ("DTC," a division of Qume Corporation) controllers, and Distributed Processing Technology, Inc. ("DPT") and Advansys, Inc. hard disk controllers, ALPS and NEC floppy disk drives, Goldstar, Toshiba, and Samsung CD-ROMs, and Agate floppy diskettes. The Company also distributes tape back-up systems from Iomega Corporation.

     Monitors. The Company distributes Magitronic, Goldstar Technology, Inc., CTX Corp., Mag Innovision, Inc.,
Maxtech, and Samsung monitors.

     Multimedia. Soundboards, video cards and speakers facilitate music, sound and video pictures that are produced by computers. The Company distributes multimedia products from Creative Labs, Inc., Magitronic, Diamond Computer Systems, Inc., and Iomega.

     Communications. Modems and fax boards allow communication among computers. The Company distributes modems and modems with fax boards of Magitronic.

     Networking Products. Local area networks (LANs) allow communication among computers. The Company sells networking products of Complex and Magitronic.

     Printers. The Company distributes a broad line of dot matrix and laser printers sourced primarily from Panasonic, Hewlett-Packard, Lexmark, Brother, Inc. and Citizen America.

     Software. Along with its own Magitronic personal computers, the Company bundles Lotus Smart Suite, MS-DOS and Windows software under licenses from Lotus and Microsoft.

     Notebooks.  The Company distributes Magitronic notebooks.


Suppliers

     Substantially all of the Company's brand name products are purchased from over 50 suppliers located in the U.S., while substantially all of the Company's private-label products (including subassemblies and parts for Magitronic personal computers) are purchased from over 20 suppliers in the Far East (Refer to Item 13. Certain Relationships and Related Transactions). Products are selected by the Company to minimize competition among suppliers' products, while maintaining some overlap to provide protection against product shortages and discontinuations, and to provide different price points for certain items. Management believes the Company's relationships with its suppliers are enhanced by providing feedback to suppliers on products, advising them of customer preferences, working with them to develop marketing programs and offering suppliers the opportunity to provide seminars for the Company's customers.

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

     Many of the Company's U.S. suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customer. Not all of the Company's products are covered by these programs. Such suppliers accept defective merchandise returned within 12 to 15 months after shipment to the Company and most permit the Company to rotate its inventory by returning slow moving inventory for other inventory. These programs, in part, reduce the Company's risk with respect to slow moving inventories.

     The Company sources products for its private-label lines from approximately 20 manufacturers, primarily located in the Far East. It is the Company's practice to establish direct relationships with each supplier in order to select products and negotiate price, quality and other supply issues. The Company is in continual telephone contact and periodic face-to-face contact with its major suppliers. While several of the manufacturers are based in Taiwan, the Company believes that most of the products, except notebooks, can be sourced directly from other countries, if required.

Assembly Operations

     The Company assembles its Magitronic brand of personal computers primarily at its facility located in Norcross, Georgia. The Atlanta Distribution Center was relocated to this new facility in January 1995 and the Company relocated its primary assembly facility from Melville (N.Y.) to Norcross during the first quarter of 1995. The Company also relocated its corporate headquarters from Melville to Norcross. The Company does not manufacture any of the subassemblies or components used in the assembly of its Magitronic personal computers. All of the subassemblies and components are items included in the products offered by the Company in its distribution operations. Accordingly, the chassis' "bare" motherboards, video display boards, mice, keyboards, fax modems, networking products, sound cards, interface cards, and power supplies are Magitronic components that are manufactured for the Company, while the hard disk drives, floppy disk drives, CD-roms and memory modules are products that are currently sourced principally from Western Digital, ALPS, Toshiba, Lucky Goldstar and Samsung. High value chips such as microprocessors and random access memories are added to "bare" motherboards at the Company's Norcross facility.

     The Company currently assembles approximately 15 standard IBM-compatible personal computer models. Magitronic personal computers target a broad range of performance and functionality, ranging from Pentium 200mmx to Pentium II-333. The Company is currently planning to introduce other models, such as Pentium II 350 Mhz, 400 Mhz (100 Mhz FSB and New Covington - ZE (66 Mhz FSB processor )) in April 1998. Magitronic standard personal computers are currently based on microprocessors manufactured by Intel and AMD. (Refer to the section entitled "Products.")

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

     Currently, the Company is assembling over 5,000 standard Magitronic personal computers per month, and has the capacity to assemble approximately 7,500 Magitronic personal computers per month at its Norcross facility. The Company has the requisite space and believes it could purchase the components and subassemblies, acquire the necessary equipment, and hire and train the personnel necessary to increase the assembly capacity at such facility to 15,000 Magitronic personal computers per month, within a 120-day period, if demand justified such an increase. The Company also assembles custom-ordered Magitronic personal computers at the Toronto distribution center.

     Backlog is not material to the Company's assembly operations. Orders for the Company's standard IBM compatible personal computer models are filled the same day from inventory and orders for custom models are generally filled within three to five days after receipt of an order.

     Magitronic, after a 10 month preparation process, was certified for ISO 9001 on October 14, 1996. ISO 9001 is the most comprehensive standard in the ISO 9000 family and requires that the Company follow a specific set of standards and procedures from the purchasing of components through the design and production process. These standards and procedures provide a framework designed to provide the customer with quality products. ISO 9001 certification has become accepted by and, in most cases, is required by companies in Europe and throughout the world. ISO 9001 will open up new markets for Magitronic which, until now, have been inaccessible because of the lack of certification.

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


Sales and Marketing

     The Company's sales operations are currently conducted from four strategically located distribution and sales centers in, or in the vicinity of, Norcross, Los Angeles, Miami, and Toronto (collectively the "Primary Distribution Centers"), and in sales offices located in Dallas, Melville and Chicago. The Company's Norcross distribution center, which serves as the main distribution hub, primarily services the southern and eastern U.S., and the western U.S. is primarily serviced by the Los Angeles distribution center. South America, Latin America and Canada are serviced primarily by the Company's distribution centers in Miami and Toronto, respectively. The Chicago sales office primarily services customers in Texas and the Midwest, respectively, while the Melville sales office services customers in the Northeast.

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

     The Company's customers are principally value-added resellers, retailers and smaller distributors. Most of the Company's customers rely upon distributors, such as the Company, as their principal source of personal computers, peripherals, microcomputer components and accessories. Despite the Company's focus on smaller, price-conscious, value-added resellers as its primary market, management believes that there are various other markets in which customers would recognize the price/performance advantages of Magitronic products including, among others, government agencies and foreign companies. The Company's activities in these markets have been increasing as the Company has been allocating resources towards developing each market. The Company has focused on providing its customers with the products they demand at a competitive price, in combination with full service and support programs. The Company has implemented a series of marketing programs that offer timely product information and pricing. The Company is planning to increase sales through discounted volume purchasing and consistent product availability as well as reliable customer service and technical support.


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

Employees

     As of February 6, 1998, the Company had 311 full-time employees, including 103 in sales and marketing, 47 in engineering, technical and customer service, 45 in warehouse, 66 in administrative, 40 assembly workers and 10 in data processing. The Company considers its relationship with employees to be satisfactory. The Company is continuing its evaluation of staffing requirements and may initiate certain additional reductions in force.

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

     The trademarks "Magitronic", "Magitronic - The Power of Value", are registered in the U.S., Canada and certain foreign countries and registrations are pending in several others. The trade name Liuski is registered in the U.S., Canada and certain foreign countries.


Competition

     The microcomputer distribution industry is intensely competitive and is characterized by constant pricing pressures and rapid product performance improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. Competition is primarily based on product lines and availability, price, delivery and other support services. Competitors include other national distributors, regional distributors, and manufacturers' direct sales organizations, many of which have substantially greater technical and financial resources than the Company. However, the Company has direct relationships with many overseas manufacturers, which may provide the Company with a strategic advantage over some of its competitors.

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



ITEM 2.  REAL PROPERTY
----------------------

       Most of the Company's leases have initial terms not exceeding five years to allow the Company flexibility to accommodate potential expansion and relocation. Information is set forth below regarding the Company's distribution and sales centers.

                                 Floor Area                             Current
                                Approximate          Lease              Annual
        Location                Square Feet      Expiration Date         Rent
        ------------------------------------------------------------------------

        Norcross, GA             156,000        December 31, 1999       $546,700
        Melville, NY              30,000            July 31, 1998        204,000
        Chicago, IL               34,000        December 31, 1999        178,600
        Los Angeles, CA           49,500             May 31, 2000        211,100
        Miami, FL                 28,800         October 31, 2000        213,000
        Dallas, TX                16,900             May 31, 1998         22,900
        Toronto, Canada           34,100           April 30, 2000         90,300
                                 -------                              ----------

             Total               349,300                              $1,466,600
                                 =======                              ==========

The Dallas, TX location and a portion of the Melville, NY facility have been subleased to third parties.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     In the fourth quarter of 1997, the majority stockholder of the Company, Mr. Duke Liao ("Liao"), who owned 3,598,382 (approximately 58%) of the 6,195,287 shares of Common Stock outstanding as of November 20, 1997, consented to the amendment of the Company's Certificate of Incorporation ("Certificate of Incorporation") to increase the total number of shares of Common Stock which the Company has authority to issue from 7,000,000 to 20,000,000 (the "Share Increase"). On December 22, 1997, the Company furnished an Information Statement relating to the Share Increase (pursuant to Regulation 14C under the Securities Exchange Act of 1934) to holders of record of the Common Stock as of November 20, 1997.

     In order to provide working capital for the Company, Liao, after June 27, 1997, had made loans to the Company of $9,219,928 (the "Loans") on which interest of $158,455 (the "Interest") had accrued through October 15, 1997 at the bank prime loan rate, which was 8.5% at September 30, 1997. By agreement dated October 15, 1997, Liao and the Company agreed to convert the Loans and Interest into equity of the Company.

     On November 4, 1997, Loans of $2,223,421 and the $158,455 in Interest (aggregating $2,381,876 were converted into 1,814,762 restricted shares of Common Stock at $1.3125 per share, the last sale price of the Common Stock on the Nasdaq National Market on October 15, 1997 (the "Market Price"). As a result, Liao became the beneficial owner of 3,598,382 shares of Common Stock, or approximately 58%, of the 6,195,287 shares then outstanding. Because sufficient shares of Common Stock were not available under the Certificate of Incorporation to allow for the conversion into Common Stock of the total outstanding Loans and Interest, additional Loans were not converted at such time.

     On November 7, 1997, the remaining $6,996,507 of the Loans were converted into 100 shares of a non-voting, non-dividend-bearing series of the Company's preferred stock (the "Preferred Stock") which, pursuant to their terms as set forth in the Certificate of Designations filed with the Delaware Secretary of State, were to convert automatically at the Market Price into 5,330,671 restricted shares of Common Stock immediately after the Share Increase. The Share Increase was effected on January 12, 1998 and the outstanding shares of Preferred Stock were converted into 5,330,671 shares of Common Stock on such date. As a result, Liao owns 8,929,053 shares of Common Stock, or approximately 77.5% of the outstanding Common Stock.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on the Nasdaq National Market under the symbol "LSKI." As of March 4, 1998, there were approximately 100 holders of record of the Company's common stock. On June 16, 1997, the record date for the Company's 1997 annual meeting, there were approximately 1,789 beneficial owners of the Company's Common Stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by the Nasdaq National Market, for the periods indicated.

        Calendar Period                            High              Low
        ---------------                            ----              ---

        Year Ended December 31, 1996

             First quarter                          4-3/4               3-1/8
             Second quarter                         5-1/2               3-1/4
             Third quarter                          4-3/8               3-1/2
             Fourth quarter                         4-1/8               11-1/16


        Year Ended December 31, 1997

             First quarter                          2-1/2               1-3/8
             Second quarter                         1-5/8               1-1/16
             Third quarter                          2                   1-5/16
             Fourth quarter                         1-1/2               11/16


The last sale price of the Company's Common Stock on March 4, 1998 was $23/32.

     The Company has been notified by The Nasdaq Stock Market that it no longer satisfies the following two requirements for maintaining the listing of the Common Stock on the Nasdaq National Market: the minimum bid price per share of $1.00 and the minimum market value of the public float of $5,000,000. Public float is the number of shares of Common Stock outstanding which are not owned by officers, directors or 10% stockholders of the Company. At March 4, 1998, the Company's public float was approximately 2,575,000 shares and the market value of such public float was approximately $1,851,000. The Company is exploring opportunities to satisfy the maintenance requirements or to have the Common Stock listed on The Nasdaq SmallCap Market whose minimum bid price for entry applicable to the Company is $1.00 per share and whose other entry requirements the Company believes it currently meets. While the Company intends to pursue all available options to maintain its Nasdaq listing, if the Company does not meet the maintenance requirements of the Nasdaq National Market or the entry requirements of The Nasdaq SmallCap Market during the second quarter of 1998, the Common Stock may be de-listed from Nasdaq and become listed on the OTC Bulletin Board.


Dividend Policy

     Since its inception, the Company has not paid any dividends other than S Corporation distributions with respect to periods prior to the completion of its initial public offering of common stock in 1991 and does not currently intend to declare or pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

     (In thousands, except per share amounts)

     The following table sets forth certain selected consolidated financial data of the Company for the five years ended December 31, 1997.

     Data relating to the years ended December 31, 1997, 1996, 1995, 1994, and 1993 is derived from the Consolidated Financial Statements appearing elsewhere in this Report which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements, the notes thereto and the report thereon included elsewhere in this Report.

Income Statement Data:
                                            Year ended December 31,
                                            -----------------------
                                1997      1996       1995       1994      1993
                             ---------------------------------------------------
Net Sales                    $290,708   $422,310   $395,135   $365,101  $293,122

Gross Profit                 $ 17,342   $ 26,072   $ 29,592   $ 28,424  $ 26,369

Selling, General and
  Administrative expenses    $ 24,684   $ 33,352   $ 29,202   $ 25,375  $ 19,947

Income (Loss) from
  Operations                 $ (7,342)  $ (7,280)  $    390   $  3,049  $  6,421

Net Income (Loss)            $(10,688)  $ (7,815)  $ (1,069)  $  1,042  $  3,578

Basic Income (Loss)
  per Common Share           $  (2.29)  $  (1.78)  $   (.24)  $    .23  $    .91

Diluted Income (Loss)
  per Common Share           $  (2.29)  $  (1.78)  $   (.24)  $    .23  $    .89

Balance Sheet Data:
                                            Year ended December 31,
                                            -----------------------
                                1997      1996       1995       1994      1993
                             ---------------------------------------------------

Working Capital              $ 14,708   $ 15,953   $ 44,650   $ 44,968  $ 24,848

Total Assets                 $ 56,943   $ 90,454   $ 83,708   $ 74,043  $ 56,350

Long-Term Liabilities        $    124   $    406   $ 21,667   $ 21,119  $    804

Stockholders' Equity         $ 17,214   $ 18,524   $ 26,339   $ 27,408  $ 26,241


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

General

Years ended December 31, 1997 and 1996

     Net Sales: Net sales for the year ended December 31, 1997 were $290,708,228, representing a net decrease of $131,602,041 (31.2%) from
$422,310,269 for the year ended December 31, 1996. The Company's distribution sales, which exclude Magitronic systems and notebooks, for the year ended
December 31, 1997 decreased to $234,587,392 (80.7% of net sales) from $333,621,593 (79.0% of net sales) for the year ended December 31, 1996. The Company's sales were negatively affected by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. Additionally, Management began tightening the Company's credit policy during 1997 in response to increased bad debt write-offs experienced in the prior year. Since Mr. Liao assumed the role of Chairman of the Board and Chief Executive Officer of the Company midway through 1997, the Company's sales approach has increased the emphasis on higher profit margin items to creditworthy customers. This change in philosophy has contributed to the net decrease in sales. The Company's mail order business was discontinued in June 1996. The wholesale distribution line has historically made up the majority of the Company's sales.

     Sales of the Company's Magitronic brand of personal computers and notebooks for the year ended December 31, 1997 decreased to $56,120,836 (19.3% of net sales) from $88,688,676 (21.0% of net sales) for the year ended December 31, 1996. The decrease in Magitronic sales is substantially attributable to lower sales of notebook computers in the first quarter, volume decreases throughout the year resulting from tightening credit policies and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Specifically, Intel central processing units ("CPU's") have dropped in price by fifty percent (50%), and monitor and CD ROM prices have also decreased dramatically. In addition, there has been substantial turnover in Magitronic product management which has contributed to the reduction in Magitronic sales. Included in Magitronic personal computers are private-label and brand-name components that the Company also sells separately in its distribution business. The Company also sells components separately under the Magitronic name. To enhance the visibility of Magitronic products, in January 1996, the Company created its Magitronic Technology, Inc. subsidiary to focus on distributing Magitronic products. The Company continues to maintain this subsidiary.

     Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

     Gross Profit: Gross profit decreased by $8,730,122 to $17,342,022 (6.0% of net sales) for the year ended December 31, 1997 from $26,072,144 (6.2% of net sales) for the year ended December 31, 1996. The dollar decrease in gross profit is directly attributable to the 31.2% sales decrease from the prior year as discused above. Margins were negatively affected by the sale of certain slower moving goods at discounted prices to improve the quality of goods on hand. Additionally, the Company continued to experience lower utilization of vendor programs such as rebates, returns and price protection due to turnover of personnel and change in vendors.

     The computer industry has experienced intense price competition and management believes that the price competitive conditions in the industry will continue.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased as a percentage of net sales from 7.9% for the year ended December, 31, 1996 to 8.5% for the year ended December, 31, 1997. Such expenses decreased from $33,352,034 in 1996 to $24,683,516 in 1997. The increase in selling, general and administrative expenses as a percentage of sales is primarily due to lower sales as well as a $575,000 charge relating to the settlement of a lawsuit. The dollar decrease in these expenses was primarily a result of lower sales levels and significant lay-offs of personnel. During 1997, the Company's number of employees was reduced by approximately 100. Salaries for the year ended December 31, 1997 decreased to $10,470,721 (3.6% of net sales) from $13,901,605 (3.3% of net sales) for the year ended December 31, 1996 as a result of the reduction in the number of employees. Additionally, the Company's bad debt expense decreased to $1,811,721 (0.6% of net sales) for the year ended December 31, 1997, from $5,330,234 (1.3% of net sales) for the year ended December 31, 1996, due to the Company's tightening of credit policies and increased focus on quality sales. For the year ended December 31, 1996, the Company had provided and extended credit terms to a growing percentage of its customer base, as well as encountered difficulties with the Company's systems of processing, tracking and monitoring the collection of accounts. The conversion of the Company's management information systems contributed to these difficulties as well as turnover of staff in the credit department.

     Other Expenses: Interest expense increased to $2,254,934 in 1997 from $2,105,015 in 1996. The increase in interest expense was due to the increase in the Company's borrowing rate from 125 basis points over LIBOR or 25 basis points over the prime rate to 225 basis points over the prime rate with no LIBOR option due to the Company's default of certain loan covenants. The increase in borrowing rate was offset to a significant extent by the Company's decrease in borrowings. During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the Company's borrowing rate was reduced to 150 basis points over the prime rate.

     Income Taxes: Income taxes changed from a $1,652,000 net benefit in 1996 to a $888,000 net expense in 1997 due primarily to the provision of a 100% valuation allowance against net deferred tax assets due to the uncertainty of the Company's ability to realize such assets. The realization of deferred tax assets is entirely dependent upon the generation of future taxable income. This deferred tax expense was partially offset by a current benefit which represents the carryback of current year losses to obtain tax refunds.

     Net Loss: Net loss increased by $2,872,718 to $10,688,158 (3.7% of net sales) for the year ended December 31, 1997 from a loss of $7,815,440 (1.9% of net sales), for the year ended December 31, 1996. The Company's net loss for the year ended December 31, 1997 was substantially affected by the decrease in gross profit, income tax benefits as discussed above and the payment related to the settlement of a lawsuit in the amount of $575,000.

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

     Also, during March 1996, the Company changed its computerized management information systems software. Early in the transition, the Company experienced several problems that temporarily impacted its ability to process orders and ship products. While these problems are typical for such a systems conversion and minor in nature, they nonetheless negatively impacted sales during 1996. Generally, sales were affected negatively by intense price competition in the industry. Sales also were impacted as a result of price increases to allow for the recovery of shipping costs related to certain heavy, low margin products. To a lesser extent, sales during 1996 were negatively affected by shortages the Company experienced with respect to certain multimedia kits.

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

     Gross Profit: Gross profit decreased by $3,520,251 to $26,072,144 (6.2% of net sales) for the year ended December 31, 1996 from $29,592,395 (7.5% of net sales) for the year ended December 31, 1995. The gross profit margins for the year ended December 31, 1996, were negatively affected by intense price competition and decreases in the Company's utilization of vendor programs such as rebates, returns and price protection due to difficulties experienced with the Company's new management information systems and turnover issues in the product management department. Additionally, the Company re-examined its methods of assessing and estimating the adequacy of allowances for doubtful vendor receivables. It was determined that such allowances were inadequate and an increase was required. The Company increased reserves and write-offs with respect to vendor related receivables such as rebates, returns, price protection and co-operative advertising in the amount of $2,560,808 (0.6% of net sales). Also, due to sales expansion, Magitronic increased reserves in 1996 for rebates, price protection and warranty offered to customers in the amount of $677,024 (0.8% of Magitronic sales). The Company also increased its provision for inventory obsolescence in the amount of $1,002,662 (0.2% of net sales) due to the increase in age of certain goods.

     Selling, General and Administrative Expenses:, Selling, general and administrative expenses increased as a percentage of net sales from 7.4% for the year ended December 31, 1995 to 7.9% for the year ended December, 31, 1996. Such expenses increased from $29,201,935 in 1995 to $33,352,034 in 1996, partly as a result of higher sales levels. The Company's bad debt expense increased to $5,330,234 (1.3% of net sales) for the year ended December 31, 1996, from $1,150,181 (0.3% of net sales) for the year ended December 31, 1995, due to the Company providing and extending credit terms to a growing percentage of its customer base, as well as difficulties experienced in the Company's systems of processing, tracking and monitoring the collection of accounts. The conversion of the Company's management information systems contributed to these difficulties as well as turnover issues in the credit department. Salaries for the year ended December 31, 1996 increased to $13,901,605 from $13,369,601 for the year ended December 31, 1995 but remained constant as a percentage of net sales at 3.3%. In March of 1995, the Company relocated its corporate headquarters and assembly operations for Magitronic personal computers from New York to Norcross, Georgia. Additional expenses of $1,189,000 (0.3% of net sales) were incurred in relocating, setting up the facility, hiring and training employees and travel.

     Other Charges: Interest expense decreased to $2,105,015 in 1996 from $2,153,991 in 1995. The interest rate paid by the Company under its revolving credit loan ranged from 125 basis points over LIBOR to 25 basis points over the prime rate.

     Income Taxes: The income tax benefit increased $987,000 to $1,652,000 in 1996 from $665,000 in 1995. The increase is due to the increase in taxable loss. The current tax benefit results from carrying back losses to obtain refunds of taxes paid in previous years. The deferred tax benefit has been reduced by a valuation allowance provided against net deferred tax assets.

     Net Loss: Net loss increased by $6,746,900 to $7,815,440 (1.9%) for the year ended December 31, 1996 from a loss of $1,068,540 (0.3% of net sales), for the year ended December 31, 1995. The Company's net loss for the year ended December 31, 1996 was substantially affected by the increase in bad debt expense to $5,123,334 and the significant decrease in gross profit which was discussed above.

Impact of Inflation

     The Company has not been adversely affected by inflation because technological advances and competition within the microcomputer industry have generally caused prices of products sold by the Company to decline. The Company has flexibility in its pricing because it has no long-term contracts with most of its customers and, accordingly, could, if necessary, pass along price changes to its customers. Management does not believe that the developing economic recession in Asia will have an adverse impact on the Company's operations.

Liquidity and Capital Resources

     The Company finances its operations through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. Net cash provided by operating activities was $3,728,281 in 1997. Net cash used by operating activities was $6,856,898 in 1996. The change in net cash flows from operating activities between 1997 and 1996 in the amount of $10,585,179 primarily resulted from a decrease in accounts receivable, inventories and prepaid expenses, partially offset by corresponding decreases in accounts payable and accrued expenses. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company currently is afforded. For the years ended 1996 and 1997, the Company generally paid its suppliers approximately 35 to 45 days from date of invoice. Terms vary from one day to 60 days.

     Working capital was $14,707,598 as of December 31, 1997 and $15,953,069 as of December 31, 1996. On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of a decrease in the maximum amount available for borrowing under the revolver to $20,000,000 and an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the borrowing rate was reduced to 150 basis points over the prime rate (8.5% as of December 31, 1997). The lender has reserved the right to reverse this rate reduction upon notice to the Company. As of December 31, 1997 and 1996, the Company owed $18,424,730 and $28,614,929, respectively, under its revolving credit loan. As of December 31, 1997, the Company had $1,575,270 available for cash borrowings under its revolving credit loan and $5,783,755 available for the floor planning of inventory purchases.

     Since December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility agreement. The Company's lender has reserved all of the rights available to it as a result of the Company's default of these financial covenants. Management is discussing these defaults with its lender with the goal of renegotiating the covenants and securing the credit facility. Management believes it will be successful in these negotiations based upon the Company's progress achieved under the direction of its new

Chairman and Chief Executive Officer; however, there can be no assurance that these negotiations will be successfully completed. If these negotiations are unsuccessful, management believes sufficient alternative sources of financing exist, some of which may be at higher interest rates. The Company's strategic plans with regard to the line of credit include the pursuit of a lending joint-venture between the Company's current lender and a bank located in the Far East in order to obtain more favorable financing terms.


Asset Management

     Inventory. Management attempts to maximize product availability and delivery while minimizing inventory levels to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on average every 45 days during 1997 and 44 days during 1996. The Company takes a physical inventory every month which is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center. During 1997, the Company installed a bar coding system for purposes of inventory control at its Georgia location providing the capability to monitor inventory levels on a real-time basis.

     Many of the Company's suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customers. Not all of the Company's products are covered by these programs. Such suppliers accept defective merchandise returned within 12 to 15 months after shipment to the Company and some permit the Company to rotate its inventory by returning slow moving inventory for other inventory. These programs, in part, reduce the Company's risk with respect to slow moving inventories.

     While the Company distributes products of more than 50 U.S. manufacturers, approximately 14.6% and 10.4% of the Company's net sales for 1997 were derived from products manufactured by Western Digital and Samsung, respectively, which are the Company's two largest U.S. suppliers. The Company has written supply agreements with both Western Digital and Samsung. Additionally, the Company purchases goods from approximately 20 vendors who are located in the Far East. The purchases from these vendors were approximately 16.3% of the Company's total purchases for 1997 and comprised approximately 37.6% of the Company's net sales for 1997. The loss of any of these suppliers, or a shortage in a particular product supplied by them, could have a material adverse impact on the Company during the period the Company believes it would need to establish alternate sources of inventory supply at required volume levels.

     Accounts Receivable. The Company primarily sells its products on the basis of cash, C.O.D. or on terms of up to 30 days. The Company's average days' receivable was approximately 27 days and 30 days for the years ended December 31, 1997 and December 31, 1996, respectively. The decrease in the average days sales receivable was a result of the Company tightening its credit policies and procedures with customers.


Management's Plans Regarding Going Concern

     The Company has experienced net losses of $10,688,158, $7,815,440 and $1,068,540 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has also experienced steady declines in its gross profit as a percentage of net sales over the last several years. As of December 31, 1997, the Company is in violation of certain financial covenants under its credit facility. (See Report of Independent Certified Accountants included elsewhere in this report.) Management plans to address these negative trends and losses as follows:


o Financing. Management is discussing the financial covenant defaults with the Company's lender with the goal of renegotiating these covenants and securing the credit facility. During 1997, the Company received equity financing of $9,219,928 from Mr. Liao who became its new Chairman, Chief Executive Officer and principal shareholder in June 1997. Additionally, under the direction of Mr. Liao, progress has been achieved in addressing the Company's recurring losses.

Based upon these considerations, Management believes it will be successful with these negotiations with its lender; however, there can be no assurance that these negotiations will be successful. If these negotiations are unsuccessful, Management believes sufficient alternative sources of financing exist, some of which may be at higher interest rates.

o Decentralize management and provide profit sharing. The Company will eliminate its hierarchical management style and authorize the branch managers to select the type of merchandise they prefer to purchase and sell. Also, the Company will set up each branch as a profit center to evaluate each branch's performance. As an incentive, 10% of the total profit of the branch will be used for profit sharing with branch and cost center employees.

o Focus on preferred items and vendors. In order to focus on more profitable items and vendors as well as to increase profit and decrease the amount of slow-moving inventory, the number of U.S. vendors has recently been to be reduced from approximately 100 to 50.

o Enhance credit and collection of accounts receivable. The credit and collection department was completely reorganized in June of 1997. The Company anticipates improved performance from this department in 1998.

o Reduce personnel. Personnel salary and expense comprises the majority of the Company's total selling, general and administrative expenses. The Company reduced the number of employees from 645 in January of 1995 to 311 as of February 1998. Management will continue monitoring this expense.

o Increase purchase efficiency. The Company plans to combine its domestic and Magitronic (primarily foreign) purchasing departments in 1998. This combination will eliminate job duplication relating to purchasing efforts in similar product categories. This will also provide the remaining product managers better knowledge of market trends.

o Web site marketing. The Company plans to enhance its current internet web site to design more fresh and interactive features to provide better service to customers, product advertisement, sales and marketing information and product ordering capabilities.

o Transforming the supply chain with vendors and customers. The Company plans to transform the supply chain through the sharing of information on marketing, purchasing and technology data with its vendors and customers to enable the Company to deliver greater value to ultimate end-users.


Initial Results of Corrective Measures

     The fourth quarter of 1997 was the first quarter entirely under the direction of the new Chairman and principal shareholder and his management team. Sales for the fourth quarter of 1997 were $55,480,876 as compared to 1996 comparable sales of $111,645,693. Gross profit realized during this quarter as a percentage of sales rose to 8.3% from the 4.0% realized in the fourth quarter of 1996. This improvement in gross profit as well as the decrease in sales are products of the Company's initiatives of focusing on higher profit margin products to creditworthy customers as well as improved utilization of information systems to better manage operations. Net loss before income taxes
(NIBT) for the fourth quarter of 1997 was $993,417, a significant improvement compared with the $5,906,327 experienced in the fourth quarter of 1996. Net loss for the fourth quarter of 1997 improved to $2,281,417 compared to $5,004,327 for the fourth quarter of 1996. Net income for the fourth quarter of 1997 was adversely affected by year-end adjustments of deferred income taxes resulting in a $1,100,000 write-off of deferred income tax assets (expense). Although the new management team has achieved progress in reducing the Company's net losses and improving gross profit, recognition of such tax assets depends on future profitability and conservative principals dictate the need to expense these assets. This charge is non-recurring in nature and, together with other unrecorded tax assets, will provide future income, through tax benefits, of approximately $6,267,000 when the Company returns to profitability.

Year 2000 Risks

     As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next two years. The "Year 2000 Issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Management asserts that the Year 2000 issue is not a problem with its accounting information system software. The inventory bar-coding management system utilized by the Company is not currently Year 2000 compliant; however, the Company plans to use prepackaged vendor upgrades in 1998 to modify this system. Management believes that the cost of such an upgrade will not be significant.

     There can be no guarantee that the measures taken by the Company will solve the Year 2000 issue. Specific factors which may prevent the risk to be neutralized include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and similar uncertainties.


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


Forward-Looking Information May Prove Inaccurate

     This report contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "estimate," "intends," "will" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: business conditions, rapid or unexpected technological changes, product development, inventory risks due to shifts in product demand, competition, domestic and foreign government regulations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing of orders booked, lender relationships, and the risk factors listed from time to time in the Company's reports filed with the Commission.


Recent Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". The new Standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company has retroactively adopted this Standard during the year ended December 31, 1997. The impact of the adoption of this Standard has not been material.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial information.

     SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial positions, however, will be unaffected by implementation of this standard.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes financial and reporting standards for the reporting of public companies of information about operating segments in annual financial statements and for the first time, requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires the restatement of comparative information for earlier periods. Management has been evaluating the impact the new statement will have on future financial statement disclosures and has determined that the impact will not be significant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     See Item 14(a)(1) and (2) of Part IV of this Report.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     N/A


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                   Age    Positions and Offices
-----------------------------------------------------------------------

Duke Liao               42    Chairman of the Board of Directors, President
                                and Chief Executive Officer
Martin Tsai             51    Vice President-Finance, Chief Financial Officer
                                and Director
Edwin J. Feinberg       65    Director
Kenny Liu               44    Director


     Duke (Chih-Hung) Liao has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since June 1997 and as its President since September 1997. Since founding DTK Computer, Inc. ("DTK") in 1986, Liao has been its President and Chairman. DTK is a distributor and assembler of computer systems and is wholly-owned by DTK Technology (USA), Inc., of which Liao is the majority shareholder and Chairman. Liao is also the founder, majority shareholder and Chairman of other companies in the computer systems and assembly business which do business in Germany, France, the United Kingdom, Austria, Poland and Hungary. Liao also founded in 1990, and has since been majority shareholder and Chairman of, Gemlight Computer Ltd. ("Gemlight"), a Hong Kong corporation which manufactures computer motherboards, casings, power supplies and other parts at factories in China and Taiwan. Since 1994, Liao has been President and majority shareholder of Advanced Creative Computer Corp. Inc., a Taiwan corporation, engaged in research and development and assembly and distribution of computer motherboards and workstations in Taiwan.


     Martin (Ting Yuan) Tsai has been serving as Vice President and Chief Financial Officer of the Company since June 1997 and as a member of the Board of Directors since February 1998. From January 1995 to June 1997, Mr. Tsai served as the Chief Information Officer and, from 1991 to June 1997, as Vice President of MIS of the Company. He has been employed by the Company or its privately-held predecessors since 1986 and served as the principal accounting officer and vice president of finance of such predecessors from approximately 1986 to 1991.For 13 years Mr. Tsai worked in the Customs Department of the Ministry of Finance,
 Taiwan, and, as a senior officer, he managed the import, export and inspection departments, with authority to approve $50 billion in credit for importers. Mr. Tsai holds a law degree in finance and taxation from Fong-Chia University and a MBA degree from Long Island University.

     Edwin J. Feinberg has been a member of the Board of Directors of the Company since June 1991. He was the Company's Vice President -- Finance and
Chief Financial Officer from 1991 to November 1994. Prior thereto, he was Controller and Chief Financial Officer of BWP Holding Corp., a distributor of automotive replacement parts, for more than three years. Mr. Feinberg has approximately 35 years of accounting experience, including three years as Corporate Controller, from 1974 to 1977, of Lafayette Radio Electronics Corp., which was then an American Stock Exchange listed company engaged in the wholesale and retail sale of consumer electronic products and components, and four years as Corporate Controller, from 1977 to 1981, of Diplomat Electronics Corp., a public company which was then traded over-the-counter and engaged in the distribution of electronic components. Mr. Feinberg graduated from New York University (School of Commerce) in 1955 with a B.S. degree in Accounting.


     Kenny Liu has served as a member of the Board of Directors of the Company since June 1994. He has served as the President and Chief Executive Officer of IGS, Inc., a privately held multimedia company since March 1994. Prior thereto, Mr. K. Liu served as the Chief Executive Officer of Opti, Inc. from January 1989 to March 1994, served as its President from January 1989 to February 1993, and from February 1993 to July 1994 he served as the Chairman of the Board. From September 1986 to January 1989, Mr. K. Liu was employed by Chips and Technologies, Inc., a chipset design company, serving most recently as a design manager. Mr. K. Liu holds a B.S. degree in Electrical Engineering from National Cheng-Kung University and a M.S. degree in Electrical Engineering from Ohio State University.


     In furtherance of the Company's compensation policy for independent members of the Board of Directors, Messrs. Feinberg and K. Liu each received an annual Director's fee of $12,000 in 1997. Mr. Feinberg was granted stock options in his former capacity as an employee of the Company. Mr. K. Liu was granted options to purchase 15,000 shares of the Company's Common Stock, at fair market value on the date of grant, in consideration for his services as a member of the Company's Board of Directors. The Company granted 7,500 of these options to Mr.
K. Liu on his initial election to the Board of Directors and options to purchase 7,500 shares of common stock to him on April 17, 1995. These options held by Mr.
K. Liu are exercisable as to 33 1/3% of the shares on each of the first three anniversaries of the date of grant. Effective February 1, 1998, the Company reduced the exercise prices of the 13,000 options held by Mr. Feinberg and 15,000 options held by Mr. K. Liu to $2.125 per share.


     The Company's Audit Committee is comprised of Messrs. Feinberg and K. Liu. The Audit Committee reviews the engagement of the independent accountants, the scope of the annual audit undertaken by the independent accountants, and the adequacy of the Company's internal control procedures, including those related to affiliated parties.


Section 16(a) Beneficial Ownership Reporting Compliance

     A review of the Forms 3 and 4 relating to the Company's securities indicates that the Forms 4 relating to the acquisitions in November and December 1997 of 15,985 shares of Common Stock by Mr. Tsai's minor son were not timely filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------


     The table below discloses all cash compensation awarded to, earned by or paid to the Company's present and former Chief Executive Officer and each executive officer of the Company who earned $100,000 or more for services rendered in all capacities to the Company during the fiscal year ended December 31, 1997. In addition it provides information with respect to the compensation of the named executive officers for 1996 and 1995.

                           Summary Compensation Table
                           --------------------------


                                             ------------------- Annual
                                             Compensation----------------
                                                           Other      Long-Term
        Name and Principal                                 Annual   Compensation
           Position(1)         Year   Salary   Bonus(2) Compensation   Options
--------------------------------------------------------------------------------

Duke Liao
    Chairman, President        1997    --          --        --          --
    And CEO                    1996    --          --        --          --
                               1995    --          --        --          --

Morries Liu
    Former Chairman and CEO    1997  $ 98,692  $  4,935      --          --
                               1996  $230,000  $  3,892      --          --
                               1995  $169,077  $  3,382      --        50,000

Manuel C. Tan
    Former President and       1997  $251,307  $  1,999      --          --
    Chief Operating Officer    1996  $172,500  $  3,317      --          --
                               1995  $175,500  $  3,450      --        50,000

Shirley Lee
    Former Sr. V.P.-Sales and  1997  $125,584  $  1,385      --          --
    Marketing-Magitronic       1996  $102,092  $  2,042      --          --
                               1995  $ 95,991  $  1,920      --        25,000

(1) Morries Liu resigned as Chairman and Chief Executive Officer of the Company in June 1997, Manny Tan resigned from the Company in September 1997 and Shirley Lee resigned from the Company as of the year end 1997. In 1997, the exercise price of Mr. Tan's options to purchase 79,000 shares of Common Stock was lowered to $2.18 per share by the Company.

(2)   Consists of the Company's contributions to its 401-K plan.


Employment Agreements

     The Company does not have employment contracts with any of its employees.


Stock Options

     The following table provides information on the value of the Company's named executive officers' unexercised options to purchase shares of Common Stock at December 31, 1997. The Company did not grant any options to its named executive officers during the fiscal year ended December 31, 1997.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values
                 -----------------------------------------------

                                      Number of Unexercised       Value of Unexercised
                                           Options at            In-the-Money Options at
                                      December 31, 1997 (#)      December 31, 1997 ($)(1)
                                    -------------------------   -------------------------
                Shares
              Acquired on  Value
Officer        Exercise   Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------------------------------------------------------------------------

Duke Liao         0         $0           0            0             $0           $0
Morries Liu(2)    0         $0           0            0             $0           $0
Manuel C. Tan(2)  0         $0         79,000         0             $0           $0
Shirley Lee(2)    0         $0         40,000         0             $0           $0

(1) Fiscal year ended December 31, 1997. The last sale price of the Company's Common Stock on that day, as reported by NASDAQ-NMS, was $25/32.

(2) Mr. Liu previously held options to purchase shares of Common Stock which were forfeited as a result of his resignation from the Company. As a result of Ms. Lee's resignation from the Company, her options will be forfeited as of March 31, 1998. Mr. Tan's options expire August 14, 1998.


Compensation Committee Interlocks and Insider Participation

     Five current or past executive officers of the Company, Morries Liu, Duke Liao, Martin Tsai, Manny Tan and Edwin Feinberg, are or have been members of the Company's Board of Directors and have participated in deliberations concerning executive officer compensation but none of them voted on his individual compensation. Their joint deliberations gave rise to conflicts of interest which could have affected their compensation and the number of stock options granted to them individually and as a group.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------


     The following table sets forth certain information as of March 4, 1998 pertaining to the beneficial ownership of the Common Stock by (i) persons known to the Company to own 5% or more of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) directors and executive officers of the Company as a group. Each such person has sole voting and investment powers with respect to his and her shares. This information has been obtained from the Company's records, or from information furnished directly by the individual or entity to the Company.

                              Number of Shares            Percentage of
                              ----------------            -------------
Name of Beneficial Owner     Beneficially Owned        Outstanding Shares
------------------------     ------------------        ------------------

Duke Liao                     8,929,053                       77.5%

Edwin Feinberg                   13,000    (1)                  *

Martin Tsai                      57,512  (1)(2)                 *

Kenny Liu                        12,500  (1)(2)                 *

All directors and executive
  officers as a group
  (4 individuals)             9,012,065  (1)(2)               77.8%
                            -----------                       -----
-------------------------------
*    Less than 1%

(1) Represents or includes shares subject to stock options granted by the Company as follows: Mr. Feinberg, 13,000 shares; Mr. Tsai, 27,666 shares; and Mr. K. Liu, 12,500.

(2) Excludes shares of Common Stock that are subject to options which are not currently exercisable as follows: Mr. Tsai, 8,334 shares; and Mr. K. Liu, 2,500 shares.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In order to provide working capital for the Company, Duke Liao made loans to the Company of $9,219,928 during 1997 which loans and interest thereon have been converted into 7,145,433 shares of Common Stock at $1.3125 per share, as described above under "Item 4. Submission of Matters to a Vote of Security Holders."

     From 1984 to July 1997, the Company purchased products in the Far East through one or more trading companies substantially all of whose activities were dedicated to providing purchasing services for the Company. The majority of the stock of the trading companies, Marie-Claude Co., Ltd. and Liuski International, Inc. (Taiwan) (collectively, the "Trading Affiliates" ) is owned by certain members of the family of Mr. Morries Liu, the former Chairman, Chief Executive Officer and principal stockholder of the Company. The Company made purchases through the Trading Affiliates at prices of 2% above the amount of the manufacturer's charge to the Trading Affiliates plus reimbursement for out-of-pocket costs. The Company's agreement with the Trading Affiliates was terminated on July 14, 1997. The total purchases through the Trading Affiliates were approximately $34,924,000 during 1997, for which the Company paid contract consideration to the Trading Affiliates of approximately $698,500.

     In connection with Duke Liao's purchase on June 27, 1997 of 1,783,620 shares of Common Stock (41% of the outstanding shares on such date) from Morries Liu, Duke Liao guaranteed all existing and future obligations of the Company to the Trading Affiliates, which obligations totaled approximately $11,000,000 as of June 27, 1997 and approximately $1,244,000 as of December 31, 1997.

     During December 1997, Mr. Liao became a guarantor of the Company's debt to its lender.

     Computer Directions, whose shareholders prior to its ceasing operations in 1994 included former officers of the Company, Morries Liu, Manuel Tan and Shirley Lee, owed the Company $118,000 during 1997, the payment of which was guaranteed by Morries Liu. As of December 31, 1997, all outstanding amounts owed by Computer Directions to the Company had been satisfied.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------


         (a) (1)  Consolidated Financial Statements

                  Index to Consolidated Financial Statements               F - 1

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

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   -------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  --------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page No.
                                                                    --------

Report of Independent Certified Public Accountants                     F-2


Consolidated financial statements:

Balance sheets                                                         F-3

Statements of loss                                                     F-4

Statements of stockholders' equity                                     F-5

Statements of cash flows                                               F-6

Notes to consolidated financial statements                          F-7 - F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Shareholders of
Liuski International, Inc.
Norcross, Georgia


We have audited the accompanying consolidated balance sheets of Liuski International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liuski International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in violation of certain financial covenants under its credit facility which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP




Atlanta, Georgia
March 6, 1998

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                       -----------------------------------------
                                                      1997            1996
                                       -----------------------------------------
ASSETS (Notes 2 and 3)

CURRENT ASSETS
Cash and cash equivalents (Note 1)                $   2,092,405      $    18,065
Accounts receivable, net of allowance
  for doubtful accounts of $1,781,000
  and $3,208,000                                     20,284,367       31,994,144
Inventories, net of obsolescence reserve of
  $1,308,000 and $1,600,000 (Note 1)                 29,868,561       49,872,618
Prepaid expenses and other current assets
(Note 7)                                              2,067,150        5,592,192
                                                  -------------      -----------
                                                     54,312,483       87,477,019

FURNITURE, AUTOS AND EQUIPMENT,  at cost,
  less  accumulated  depreciation  and
  amortization of $2,911,844 and $3,425,870
  (Notes 1 and 9)                                     2,367,120        2,741,814

OTHER ASSETS                                            263,220          235,145
                                                 --------------   --------------

   TOTAL ASSETS                                   $  56,942,823    $  90,453,978
                                                 ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade (Notes 3 and 6)       $  20,053,398    $  40,098,877
   Revolving credit loan (Note 3)                    18,424,730       28,614,929
   Accrued expenses and other                         1,126,757        2,810,144
                                                 --------------   --------------

                                                     39,604,885       71,523,950

CAPITAL LEASE OBLIGATIONS (Note 9)                      124,113          406,428
                                                 --------------   --------------

   TOTAL LIABILITIES                                 39,728,998       71,930,378
                                                 --------------   --------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (Notes 6, 8 and 10)
   Preferred stock; convertible, non-voting,
     non-dividend-bearing, $.01 par value,
     1,000,000 shares authorized, 100 and 0
     shares issued and outstanding                   6,996,507                -
   Common stock; $.01 par value,
     7,000,000 shares authorized,
     6,195,287 and 4,380,525 shares
     issued and outstanding                            61,953             43,806
Additional paid-in capital                         20,798,893         18,435,164
Accumulated deficit                               (10,643,528)            44,630
                                                -------------      -------------

TOTAL STOCKHOLDERS' EQUITY                         17,213,825         18,523,600
                                                -------------      -------------
 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                         $56,942,823          $90,453,978
                                               =============       =============

          See accompanying notes to consolidated financial statements.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS

                                                            Year ended December 31,
                                         ---------------------------------------------------------------
                                                1997                 1996                  1995
                                         -------------------  --------------------  --------------------
NET SALES                                      $290,708,228          $422,310,269          $395,135,113

COST OF SALES (Note 6)                          273,366,206           396,238,125           365,542,718
                                         -------------------  --------------------  --------------------

Gross profit                                     17,342,022            26,072,144            29,592,395

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES (Note 4)              24,683,516            33,352,034            29,201,935
                                          -------------------  -------------------  --------------------

(Loss) income from operations                   (7,341,494)           (7,279,890)               390,460

OTHER EXPENSES, net
(interest expense - $2,254,934,
$2,105,015 and $2,153,991)                        2,458,664             2,187,550             2,124,000
                                         -------------------  --------------------  --------------------

Loss before income taxes                        (9,800,158)           (9,467,440)           (1,733,540)

INCOME TAXES (Note 7)                              888,000            (1,652,000)             (665,000)
                                         -------------------  --------------------  --------------------

NET LOSS                                     $ (10,688,158)         $ (7,815,440)         $ (1,068,540)
                                         -------------------  --------------------  --------------------

Basic and diluted loss per common share      $       (2.29)         $      (1.78)         $       (.24)
                                         ===================  ====================  ====================

          See accompanying notes to consolidated financial statements.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common stock,                Preferred stock,
                           $.01 par value                 $.01 par value
                      --------------------------     -------------------------
                                                                                                    Retained
                                                                                   Additional       earnings
                      Number of                     Number of                        paid-in      (accumulated
                        shares         Amount         shares         Amount          capital        deficit)          Total
                     -------------  -------------  -------------  --------------  -------------- ---------------- ---------------

December 31, 1994       4,380,525      $  43,806              -    $          -    $ 18,435,164      $ 8,928,610   $ 27,407,580



Net loss                        -              -              -                               -      (1,068,540)    (1,068,540)
                     -------------  -------------  -------------  --------------  -------------- ---------------- ---------------

December 31, 1995       4,380,525         43,806              -               -      18,435,164        7,860,070     26,339,040

Net loss                        -              -              -               -               -      (7,815,440)    (7,815,440)
                     -------------  -------------  -------------  --------------  -------------- ---------------- ---------------

December 31, 1996       4,380,525         43,806              -               -      18,435,164           44,630     18,523,600

Conversion of
subordinated debt
to common stock
(Note 8)                1,814,762         18,147              -               -       2,363,729                -      2,381,876


Conversion of
subordinated debt
to preferred stock
(Notes 8 and 11)                -              -            100       6,996,507               -                -      6,996,507


Net loss                        -              -              -               -               -     (10,688,158)   (10,688,158)
                     -------------  -------------  -------------  --------------  -------------- ---------------- ---------------

December 31, 1997      6,195,287       $  61,953            100      $6,996,507   $  20,798,893   $ (10,643,528)   $17,213,825
                     =============   =============  =============  ============== ============== ==============  ==============

          See accompanying notes to consolidated financial statements.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                               -----------------------------------------------------------
                                                                     1997                 1996                 1995
                                                               -----------------   -------------------   -----------------

OPERATING ACTIVITIES:
     Net loss                                                   $  (10,688,158)        $  (7,815,440)      $  (1,068,540)
     Adjustments to reconcile net loss
     to net cash provided (used) by operating activities:
         Depreciation and amortization                                1,031,935             1,040,165             996,316
         Provision for losses on accounts receivable                  1,811,721             5,330,234           1,150,181
         Provision for losses on inventory                              553,427             1,002,662                   -
         Deferred taxes                                               1,100,000             (513,000)              94,000
         Changes in operating assets and liabilities:
              Accounts receivable                                     9,898,056           (4,310,435)        (12,471,550)
              Inventories                                            19,450,630           (7,579,840)             583,931
              Prepaid expenses and other                              2,425,042           (1,238,303)             143,273
              Other assets                                             (28,075)                19,683              65,338
              Accounts payable - trade, accrued
                  expenses and other                               (21,826,297)             7,207,376          10,184,897
                                                               -----------------   -------------------   -----------------

Net cash provided (used) by operating activities                      3,728,281           (6,856,898)           (322,154)
                                                               -----------------   -------------------   -----------------

INVESTING ACTIVITIES:

     Capital expenditures                                             (657,241)             (680,006)           (859,908)
                                                               -----------------   -------------------   -----------------
FINANCING ACTIVITIES:
     Net proceeds from (repayment of) revolving credit loan        (10,190,199)             7,649,666             965,263
     Repayment of capital lease obligations                            (26,429)             (295,686)           (416,567)
     Proceeds from subordinated notes payable                         9,219,928                     -                   -
                                                               -----------------   -------------------   -----------------

Net cash (used) provided by financing activities                      (996,700)             7,353,980             548,696
                                                               -----------------   -------------------   -----------------
CHANGE IN CASH AND
     CASH EQUIVALENTS                                                 2,074,340             (182,924)           (633,366)

CASH AND CASH EQUIVALENTS, beginning of year                             18,065               200,989             834,355
                                                               -----------------   -------------------   -----------------

CASH AND CASH EQUIVALENTS, end of year                             $  2,092,405         $      18,065       $     200,989
                                                               =================   ===================   =================

          See accompanying notes to consolidated financial statements.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

     Liuski International, Inc. and subsidiaries (the "Company"), is a distributor of microcomputer peripherals, components and accessories throughout the United States and to certain foreign countries. The Company also offers its own Magitronic brand of IBM-compatible personal computers as well as Magitronic private-label components and accessories. Customers of the Company are primarily value-added resellers, systems integrators, consultants, retail stores, governmental and corporate end-users and small distributors, substantially all of which are located in the United States and Canada. All of the Company's products are supplied from four primary distribution centers located in, or in the vicinity of, Norcross (an Atlanta, Georgia suburb), Los Angeles, Miami and Toronto. The Company reopened distribution centers in Chicago and Melville (New
York) on a limited basis to facilitate sales to customers in close proximity to these centers. The Company has an assembly facility in Norcross, Georgia and performs limited assembly operations at its Toronto distribution center. The Company also has sales offices in Chicago, Dallas and Melville (New York). Export sales were not material in any of the three years ending December 31, 1997. During 1995, the Company relocated its headquarters to its Norcross, Georgia facility and consolidated its distribution centers. As a result of the relocation, the Company incurred selling, general and administrative costs of approximately $1,189,000 relating to setting up the facility, hiring employees, and related training and travel expenses.


     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Concentrations of  Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks is in excess of the FDIC insurance limit. The Company's sales to any one customer did not exceed 10% of total sales. Also, the Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit and by monitoring customers' credit exposure on a daily basis. The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     The Company is vulnerable to concentrations with certain suppliers of its inventory. Approximately 25% and 20% of the Company's net sales for the years ended December 31, 1997 and December 31, 1996 included components manufactured by two third-party domestic suppliers. Additionally, the Company purchases goods from approximately 20 vendors who are located in the Far East. During 1997, total sales attributable to purchases from these foreign vendors were approximately 38% of the Company's net sales and from one of such foreign vendors were approximately 21% of the Company's net sales. Shortages of these products have adversely affected operating results in the past, and the loss of these suppliers or a shortage in a particular product supplied by them could have a material adverse impact on the Company during the period the Company believes it would need to establish alternate sources of supply at required volume levels.

     Inventories

     Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined on the average cost method.

     Furniture, Autos and Equipment

     Furniture, autos and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets (5 to 7 years).

                  LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

     Revenue Recognition

     Sales are recognized upon shipment of products. The Company allows its customers to return products for exchange or credit subject to certain limitations. Provision for losses and warranty costs on such returns are accrued at the time of sale (see Product Warranty below).

     Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, current income taxes are provided based upon taxes currently payable or refundable and deferred taxes are provided to reflect temporary differences in the tax bases of assets and liabilities and their reported amounts in the financial statements and operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount which is considered more likely than not to be realizable.

     Earnings Per Common Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The new Standard simplifies the computation of earnings per share and requires presentation of two amounts, basic and diluted earnings per share for all periods presented.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is calculated in a manner consistent with that of basic loss per share while giving effect to all dilutive potential common shares that were outstanding during the period. Basic and diluted loss per share are based upon 4,668,898 shares for the year ended December 31, 1997 and 4,380,525 shares for the years ended December 31, 1996 and 1995. There were 1,238,597 of potential weighted common shares outstanding during 1997 related to convertible subordinated debt and convertible preferred stock. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

                 LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Financial Instruments

     The Company's financial instruments consist primarily of cash equivalents and other debt. Management believes the carrying values approximate fair value.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial information.

     SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial positions, however, will be unaffected by implementation of this standard.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting of Segments of a Business Enterprise." SFAS No. 131 establishes financial and reporting standards for the reporting of public companies of information about operating segments in annual financial statements and for the first time, requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires the restatement of comparative information for earlier periods. Management has been evaluating the impact the new statement will have on future financial statement disclosures and has determined that the impact will not be significant.

     Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

 NOTE 2 - GOING CONCERN

     The Company experienced net losses of $10,688,158, $7,815,440 and $1,068,540 for the three years ended December 31, 1997. The Company has also experienced steady declines in its gross profit as a percentage of net sales over the last several years. As of December 31, 1997, the Company is in violation of certain financial covenants under its credit facility. The Company's lender has reserved all of the rights available to it as a result of the Company's default of these financial covenants. Management plans to address these negative trends and losses as follows:

                LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  - Financing. Management is discussing the financial covenant defaults with the Company's lender with the goal of renegotiating these covenants and securing the credit facility. During 1997, the Company received equity financing of $9,219,928 from Mr. Liao who became its new Chairman, Chief Executive Officer and principal shareholder in June 1997. Additionally, under the direction of Mr. Liao, progress has been achieved in addressing the Company's recurring losses. Based upon these considerations, Management believes it will be successful with these negotiations with its lender; however, there can be no assurance that these negotiations will be successful. If these negotiations are unsuccessful, Management believes sufficient alternative sources of financing exist, some of which may be at higher interest rates.

  - Decentralize management and provide profit sharing. The Company will eliminate its hierarchical management style and authorize the branch managers to select the type of merchandise they prefer to purchase and sell. Also, the Company will set up each branch as a profit center to evaluate each branch's performance. As an incentive, 10% of the total profit of the branch will be used for profit sharing with branch and cost center employees.

- Focus on preferred items and vendors. In order to focus on more profitable items and vendors as well as to increase profit and decrease the amount of slow-moving inventory, the number of U.S.vendors has recently been reduced from approximately 100 to 50.

  - Enhance credit and collection of accounts receivable. The credit and collection department was completely reorganized in June of 1997. The Company anticipates improved performance from this department in 1998.

  - Reduce personnel. Personnel salary and expense comprises the majority of the Company's total selling, general and administrative expenses. The Company reduced the number of employees from 645 in January of 1995 to 311 as of February 1998. Management will continue monitoring this expense.

  - Increase purchase efficiency. The Company plans to combine its domestic and Magitronic (primarily foreign) purchasing departments in 1998. This combination will eliminate job duplication relating to purchasing efforts in similar product categories. This will also provide the remaining product managers better knowledge of market trends.

  - Web site marketing. The Company plans to enhance its current internet web site to design more fresh and interactive features to provide better service to customers, product advertisement, sales and marketing information and product ordering capabilities.

  - Transforming the supply chain with vendors and customers. The Company plans to transform the supply chain through the sharing of information on marketing, purchasing and technology data with its vendors and customers to enable the Company to deliver greater value to ultimate end-users.

     These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - REVOLVING CREDIT LOAN
     On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of a decrease in the maximum amount available for borrowing under the revolver to $20,000,000 and an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the borrowing rate was reduced to 150 basis points over the prime rate (8.5% as of December 31, 1997). The lender has reserved the right to reverse this rate reduction upon notice to the Company. As of December 31, 1997 and 1996, the Company owed $18,424,730 and $28,614,929, respectively, under its revolving credit loan. As of December 31, 1997, the Company had $1,575,270 available for cash borrowings under its revolving credit loan and $5,783,755 available for the floor planning of inventory purchases. During December 1997, the Company's pricipal shareholder became a guarantor of the Company's debt to its lender.

                LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Since December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility agreement. See Note 2 for Management's plan to address these financial covenant defaults.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company is obligated for rental of office and warehouse space and certain equipment. Future minimum rental payments due under these operating leases are as follows:

                        Year ending
                        December 31,

                        1998                           $  1,500,231
                        1999                              1,423,535
                        2000                                321,900
                                                --------------------

                        Total                            $3,245,666
                                                ====================

     Included in these amounts are commitments related to certain facilities which are underutilized. The Company has subleased all or a portion of the Company's facilities located in Melville and Dallas.

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $1,590,000, $1,574,000 and $1,657,000, respectively.

     Litigation

     During 1997, the Company settled various discrimination cases brought on by fourteen former employees for $575,000. This amount is included in "Selling, General and Administrative Expenses." There are various other claims of third parties involving allegations against the Company incidental to the operation of its business. The liability, if any, associated with the claims is not currently determinable. It is the opinion of Management that such claims are not material in relation to the Company's consolidated financial position, results of operations, and liquidity.

     Year 2000 Risks

     As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next two years. The "Year 2000 Issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Management asserts that the Year 2000 issue is not a problem with its accounting information system software. The inventory bar-coding management system utilized by the Company is not currently Year 2000 compliant; however, the Company plans to use prepackaged vendor upgrades in 1998 to modify this system. Management believes that the cost of such an upgrade will not be significant.

     There can be no guarantee that the measures taken by the Company will solve the Year 2000 issue. Specific factors which may prevent the risk to be neutralized include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and similar uncertainties.

NOTE 5 - EMPLOYEE BENEFIT PLANS

     Effective May 1, 1992, the Company established a profit sharing plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan, as determined by the Board of Directors, is 50% of each employee participant's contributions up to 2% of compensation. The contribution for any participant may not exceed the lesser of 15% of that participant's compensation or $9,500 for 1997. The contribution and administration costs charged against operations amounted to $78,827, $115,874 and $104,286 for the years ended December 31, 1997, 1996 and 1995, respectively.

                LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company purchased inventories through two affiliated trading companies in Taiwan which functioned as the Company's buying agents for personal computer accessories and peripherals manufactured in Taiwan. The affiliated companies are owned by members of the immediate family of the Company's former principal stockholder. During July 1997, the Company ceased purchasing goods from these companies. Total purchases, which include buying commissions of 2% of the cost of purchased goods, through the affiliated companies for the years ended December 31, 1997, 1996 and 1995 were approximately $34,924,000, $88,025,000 and
$72,190,000, respectively. Included under "accounts payable -- trade" as of December 31, 1997 and 1996 were $1,244,170 and $13,889,474, respectively, due to purchases from these companies.

     The Company purchases inventories from three companies which are owned by or are otherwise related to the Company's current Chairman, Chief Executive Officer and principal stockholder. The Company and each of these companies do not give special preference or terms to the other with respect to their purchases and sales. Total purchases from these companies for the year ended December 31, 1997 were approximately $2,580,000. Included under "accounts payable -- trade" as of December 31, 1997 was an aggregate of $411,810 due to purchases from these companies.

     The Company sold certain products to an affiliated company which had a chain of four retail stores. The Company ceased selling products to this affiliated company in 1994. Certain former stockholders and officers of the Company owned approximately 56% of the affiliated company. As of December 31, 1996, $118,000 was due from the affiliate to the Company. The Company's former principal stockholder guaranteed the amount in prior years and satisfied this amount during 1997.

     During 1997, the Company's principal stockholder provided working capital funds to the Company in exchange for subordinated notes payable totaling $9,378,383. These notes payable were converted to common and preferred stock as of December 31, 1997. See Note 8 for further discussion.


NOTE 7 - INCOME TAXES

     Components of income taxes are as follows:

                                                         Year ended December 31,
                                 -------------------------------------------------------------------------
                                          1997                         1996                     1995
                                 -----------------------     -----------------------    ------------------

Current
   Federal                                  $ (212,000)                $ (1,015,000)            $ (480,000)
   State and local                                   -                     (124,000)               (91,000)
                                 -----------------------     -----------------------    ------------------

                                              (212,000)                  (1,139,000)              (571,000)
                                 -----------------------     -----------------------    ------------------

Deferred
   Federal                                     924,000                     (430,000)               (79,000)
   State and local                             176,000                      (83,000)               (15,000)
                                 -----------------------     -----------------------    ------------------

                                             1,100,000                     (513,000)               (94,000)
                                 -----------------------     -----------------------    ------------------

Total expense (benefit)                   $    888,000                 $ (1,652,000)           $  (665,000)
                                 =======================     =======================    ==================

                LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provisions for income taxes on pre-tax income differ from the amounts computed by applying the applicable Federal statutory rate due to the following:

                                                                  Year ended December 31,
                                                  ---------------------------------------------------------
                                                       1997                  1996                1995
                                                  ----------------    -----------------   -----------------

Federal income tax benefit based
upon the statutory rate                              $ (3,332,000)        $ (3,219,000)        $ (589,000)
State and local income
taxes, net of Federal
tax benefit                                              (392,000)            (379,000)           (70,000)
Change in valuation allowance                           4,345,000            1,600,000            (47,000)
Other                                                     267,000              346,000             41,000
                                                  ----------------    -----------------   -----------------


Total expense (benefit)                               $   888,000         $ (1,652,000)        $ (665,000)
                                                  ================    =================   =================


     The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                         1997                  1996
                                                                   ------------------    ------------------


Deferred tax assets
Allowance for doubtful accounts                                         $    641,000          $  1,465,000
Inventory allowances                                                         540,000               705,000
Tax credits and net foreign operating loss carryforwards                   2,254,000             1,340,000
Net operating loss carryforwards                                           2,926,000                     -
                                                                   ------------------    ------------------

Total gross deferred tax assets                                            6,361,000             3,510,000
                                                                   ------------------    ------------------

Valuation allowance                                                       (6,267,000)           (1,922,000)
                                                                   ------------------    ------------------

Deferred tax liabilities
Basis differences of fixed assets                                           (94,000)              (95,000)
Other                                                                              -             (393,000)
                                                                   ------------------    ------------------

Total gross deferred tax liabilities                                        (94,000)             (488,000)
                                                                   ------------------    ------------------

Net deferred tax asset                                             $               -          $  1,100,000
                                                                   ==================    ==================

     As of December 31, 1997, the Company has provided a 100% valuation allowance against net deferred tax assets due to the uncertainty of their realization.

     As of December 31, 1997, the Company had approximately $7,700,000 in federal net operating loss carryforwards. These net operating loss carryforwards expire in 2010 through 2012.

               LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

     The Company completed a secondary public offering of 1,100,000 shares of common stock on May 20, 1993. The net proceeds to the Company, after deducting underwriting discounts and commissions and expenses incurred in connection with the offering, amounted to $9,205,786. In connection with this offering, the Company sold to certain representatives of the underwriting firms, for nominal consideration, warrants to purchase 120,000 shares of common stock exercisable at $11.55 for a four-year period beginning May 20, 1993. These warrants expired unexercised during the year.

     On June 27, 1997, Duke Liao purchased 1,783,620 shares of Common stock from Mr. Morries Liu, the founder and former principal stockholder of the Company, representing approximately 41% of the 4,380,525 shares of the Common stock outstanding. The purchase price was $2,497,068. Simultaneously, the Board elected Liao as Chairman of the Board and Chief Executive Officer of the Company. In order to provide working capital for the Company, Liao made loans to the Company of $9,219,928 on which interest of $158,455 had accrued through October 15,1997 at the bank prime loan rate. By agreement dated October 15, 1997, Liao and the Company agreed to convert the loans and interest into equity.

     On November 4, 1997, loans of $2,223,421 and $158,455 in interest (aggregating $2,381,876) were converted into 1,814,762 restricted shares of common stock at $1.31 per share, the last sale price of the common stock on the Nasdaq National Market on October 15, 1997 (the "Market Price"). As a result, Liao owned 3,598,382 shares of common stock, or approximately 58%, of the 6,195,287 shares outstanding. Due to the fact that sufficient shares of common stock were not available under the Certificate of Incorporation to allow for the conversion into common stock of the total outstanding loans and interest, additional loans were not converted at such time. The remaining $6,996,507 of the loans were converted into 100 shares of non-voting, non-dividend-bearing preferred stock which, pursuant to the terms as set forth in the Certificate of Designations filed with the Delaware Secretary of State, converted automatically at the Market Price into 5,330,671 restricted shares of common stock on January 12, 1998 (Note 11).


NOTE 9 - CAPITAL LEASE OBLIGATIONS

     The Company leases certain equipment under capital lease obligations. Future minimum lease payments under capital lease obligations together with the present value of the net minimum lease payments are as follows:

     Year ending
     December 31,

        1998                                                   $  276,552
        1999                                                      128,480
                                                       -------------------

Total minimum lease payments                                      405,032
Less: amounts representing interest                              (25,033)
                                                       -------------------

Present value of net minimum lease payments                    $  379,999
                                                       ===================

Current                                                        $  255,886
Long-term                                                         124,113
                                                       -------------------

Total obligations                                              $  379,999
                                                       ===================

     The current portion of capital lease obligations is included in current liabilities under "accrued expenses and other current liabilities."

               LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTION PLANS

     The Company's Board of Directors has adopted, and the Company's stockholders have approved, the Company's 1991 Stock Option Plan, effective August 20, 1991 and the Company's 1994 Stock Option Plan, effective June 30, 1995 (the "Plans"). Under the Plans, options to purchase an aggregate of not more than 1,100,000 shares of common stock ($.01 par value) (450,000 shares under the 1991 Plan and 650,000 shares under the 1994 Plan) may be granted from time to time (at the fair market value at the date of the grant for incentive stock options and not less than 75% of fair market value at the date of the grant for non-qualified stock options), to employees, including officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. Options granted to directors, officers and employees may be designated as incentive stock options.

     In January 1997, the Company offered all employees holding stock options the opportunity to lower the exercise price of their options from $4.750 per share to the current market price in exchange for taking a 5% reduction in salary for a six month period. During the year ended December 31, 1997, approximately 340,000 stock option shares were repriced to $2.125, the market price per share at the time of such repricing.

     Changes in shares under all option plans for the three years ended December 31, 1997 were as follows:

                                                                                           Price Range
                                                                       Shares               per Share
                                                                  ------------------    ------------------

Options outstanding as of December 31, 1994                                 348,650         $           -

     Granted                                                                556,600          2.12 to 4.75
     Exercised                                                                    -                     -
     Canceled                                                             (114,200)                     -
                                                                  ------------------    ------------------

Options outstanding as of December 31, 1995                                 791,050                     -
     Granted                                                                118,450          2.12 to 4.75
     Exercised                                                                    -                     -
     Canceled                                                             (201,100)                     -
                                                                  ------------------    ------------------

Options outstanding as of December 31, 1996                                 708,400                     -
     Granted                                                                      -                     -
     Exercised                                                                    -                     -
     Canceled                                                             (399,200)                     -
                                                                  ------------------    ------------------

Options outstanding as of December 31, 1997                                 309,200         $            -
                                                                  ==================    ==================


                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average remaining contractual life of the options outstanding as of December 31, 1997 is 3.1 years. Approximately 286,000 and 289,000 options were exercisable as of December 31, 1997 and 1996, respectively.

     The Company has two options plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued or repriced under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                                                                         Year ended December 31,
                                                          -------------------------------------------------------
                                                                1997                1996              1995
                                                          ------------------ ------------------- ----------------

Net loss applicable to common shareholders
  as reported                                               $  (10,688,158)      $  (7,815,440)   $  (1,068,450)
  pro forma                                                    (10,828,908)         (8,050,156)      (1,992,825)
Basic and diluted loss per common share
  as reported                                                        (2.29)              (1.78)           (0.24)
  pro forma                                                          (2.32)              (1.84)           (0.45)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants or repricings in 1997, 1996 and 1995, respectively: expected volatility of 60%, 50% and 40%; risk-free interest rate of a range of 4.00% to 6.48%, 6.39% and a range of 5.76% to 7.60%; and expected lives of 3.8 years as of 1997 and 4.0 years as of 1996 and 1995. No dividends are expected to be paid by the Company in the future. As of December 31, 1997, no options outstanding possessed an exercise price less than the Market Price.

NOTE 11 - SUBSEQUENT EVENT

     On January 12, 1998, the principal stockholder of the Company converted all 100 shares of preferred stock issued during 1997 (Note 8) to 5,330,671 restricted shares of common stock. After this conversion, the principal stockholder owns approximately 77.5% of the outstanding shares of common stock (75.4% of the outstanding common stock on a fully diluted basis after taking into account outstanding options to purchase approximately 309,200 shares of common stock).

               LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                   Year ended December 31,
                                                   ---------------------------------------------------------
                                                        1997                 1996                1995
                                                   ----------------    -----------------    ----------------

Cash paid during the year for:

Interest                                              $  2,254,934         $  2,105,015        $  2,152,581
                                                   ================    =================    ================

Income taxes                                         $           -          $   189,160       $           -
                                                   ================    =================    ================

Non-cash Transaction:

During 1997, subordinated notes payable of $2,381,876 and $6,996,507 (for a total of $ 9,378,383 which includes accrued interest of $158,455) were converted into shares of common stock and preferred stock, respectively.

               LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL SCHEDULES



Report of Independent Certified Public Accountants
   on Financial Statements Schedule                                   S-2


Schedule II - Valuation and qualifying accounts                       S-3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE



Board of Directors and Shareholders of
Liuski International, Inc.
Norcross, Georgia



The audits referred to in our report dated March 6, 1998 relating to the consolidated financial statements of Liuski International, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying Schedule of Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP



Atlanta, Georgia
March 6, 1998

                                                                 SCHEDULE II

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                Column A          Column B              Column C      Column D        Column E
                                --------          --------              --------      --------         --------
                                                             Additions
                                              --------------------------------------

                               Balance at        Charged to            Charged to                       Balance
                                beginning        Costs and               other                         at end of
Description                     of period         expenses              accounts     Deductions(a)      period
-----------                     ---------        ---------              --------     ------------      ---------

For the year ended
  December 31, 1997:
   Allowance for
   doubtful accounts              $3,208,000        $1,811,721            $ --           $3,238,721     $1,781,000

For the year ended
  December 31, 1996:
   Allowance for
   doubtful accounts              $1,050,000        $5,330,234            $ --           $3,172,234     $3,208,000

For the year ended
  December 31, 1995:
   Allowance for
   doubtful accounts                $746,663        $1,150,181            $ --             $846,844     $1,050,000
-------------
  (a) Doubtful accounts written off against accounts receivable.


                                Column A          Column B              Column C      Column D        Column E
                                --------          --------              --------      --------         --------
                                                             Additions
                                              --------------------------------------

                               Balance at        Charged to            Charged to                       Balance
                                beginning        Costs and               other                         at end of
Description                     of period         expenses              accounts     Deductions(b)      period
-----------                     ---------        ---------              --------     ------------      ---------

For the year ended December 31, 1997:
   Reserve for inventory
   obsolescence                   $1,600,000          $553,427            $ --             $845,427     $1,308,000

For the year ended December 31, 1996:
   Reserve  for   inventory
   obsolescence                     $597,338        $1,002,662            $ --            $ --          $1,600,000

For the year ended December 31, 1995:
   Reserve for inventory
   obsolescence                     $597,338        $ --                  $ --            $ --            $597,338

  (b)  Obsolete inventory written off against inventory.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998


                                 LIUSKI INTERNATIONAL, INC.



                                     /s/
                                 By: ------------------------------------
                                     Duke Liao
                                     President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/                               Chairman of the Board of       March 30, 1998
-------------------------------   Directors, President,
Duke Liao                         Chief Executive Officer
                                  and Director

/s/                               Vice President, Chief          March 30, 1998
-------------------------------   Financial Officer and
Martin Tsai                        Director (Principal
                                  Accounting Officer)

/s/                                Director                      March 30, 1998
-------------------------------
Edwin J. Feinberg

/s/                                Director                      March 30, 1998
-------------------------------
Kenny Liu

                                 EXHIBIT INDEX
                                 -------------

      Exhibit No.   Description of Exhibit
      -----------   ----------------------

          2(a) Stock Purchase Agreement, dated June 26, 1997, between Morries Liu and Duke Liao (incorporated herein by reference to the Schedule 13D of Duke Liao, dated July 3, 1997).

          2(b) Agreement, dated October 15, 1997, between Duke Liao and the Registrant relating to the recapitalization of the Company (incorporated herein by reference to the amended Schedule 13D/A of Duke Liao, dated February 4, 1998).

          3(a)      Certificate of Incorporation[2]

          3(b)      By-Laws[2]

          10(a)     Intentionally Omitted.

          10(b)     Intentionally Omitted.

          10(c)     Intentionally Omitted.

          10(d)     Intentionally Omitted.

          10(e)     Intentionally Omitted

          10(f)     Intentionally Omitted.

          10(g)     Intentionally Omitted.

          10(h) Lease, dated April 12, 1990, and Amendment dated March 3, 1990, between Reckson Associates and Liuski International Inc., a New York corporation, of the premises at 10 Hub Drive, Melville, New York,[2] and lease dated March 3, 1989 between the same parties,[5] and amendment thereto dated February 25, 1995.[7]

          10(i) Lease, dated March 21, 1997, between Barbara M. Ross and the Registrant of the premises at 15939 E. Valley Blvd., City of Industry, California.*

          10(j) Warehouse Lease, dated June 22, 1994, between New World Farmers Joint Venture Number Three and Liuski International Miami, Inc., of the premises at Beacon Centre, 8501 N.W. 17th Street, Miami, FL 33126 and amendment thereto dated June 22, 1994.[7]

          10(k)     1994 Stock Option Plan.[8]

          10(l)     1991 Stock Option Plan.[2]

          10(m)     Intentionally Omitted.

          10(n) Business Credit and Security Agreement, dated June 23, 1995, between Registrant and its wholly-owned subsidiaries, and Deutsche Financial Service.[9]

          10(o)     Intentionally Omitted

          10(p)     Intentionally Omitted.

          10(q)     Intentionally Omitted.

          10(r)     Distributor   Agreement,   dated  August  9,  1989,  between
                    Registrant and Samsung Information Systems America, Inc.[2]

          10(s)     Distributor  Agreement,   dated  January  1,  1990,  between
                    Registrant and Seagate Technology, Inc.[2]

          10(t) License Agreement, dated October 1, 1994, between Liuski International, Inc., and Microsoft Corporation,[2] and Amendment Nos. 1, 2, and 3 thereto executed February 8, 1995, May 25, 1995 and August 8, 1995, respectively[10] and amendments Nos. 4, 5, 6 and 7 thereto executed January 1, 1996, April 1, 1996, July 1, 1996 and September 1, 1996,
                    respectively.[11]

          10(u) Intentionally Omitted 10(v) Lease, dated October 1, 1991, between Trammell Crow Company No. 91 and Liuski International, Texas, Inc. of the premises at 2009 McKenzie Road, Suite 102, Carrollton, Texas,[3] and amendment thereto executed March 10, 1993[5] and April 25, 1995.[10] 10(w)
                    Form of Employee Stock Option Agreement[3] 10(x) Intentionally Omitted

          10(y) Lease, dated October 17, 1994, between Rockdale Industries, Inc. and Liuski International, Inc. of the Premises at 6585 Crescent Drive, Norcross, GA.[7]

          10(z)     Intentionally Omitted

          10(aa)    Intentionally Omitted

          10(bb)    Intentionally Omitted

          10(cc)    Intentionally Omitted

          10(dd) Lease, dated August, 1994, between Industrial Developments International, Inc. and Liuski International, Inc. of the premises located at 80 International Blvd., Glendale Heights, IL.[7]

          10(ee) Sublease, dated August 1996, between Liuski International, Inc. and E & F Warehousing Corp. of 16,650 sq. ft. of the Premises at 10 Hub Drive, Melville, NY.[11]

          10(ff) Sublease, dated January 8, 1996, between Liuski International, Inc. and General Instrument Corporation of Delaware of the Premises at 2009 McKenzie Road, Suite 102, Carrollton, TX.[11]

          10(gg) Lease, dated April 19, 1996 between Rolex Developments Limited and Liuski International, Toronto, Inc. of the premises at 1229 Lorimar Drive, Mississauqa, Ontario, Canada.[11]

          11        Statement   re:   Computation   of  Per  Share   Loss.   See
                    Consolidated Financial Statements.

          21        List of Subsidiaries.[7]

          23        Consent of BDO Seidman, LLP*

          27        Financial Data Schedule*

                    Numbers  inside  brackets  indicate   documents  from  which
                    exhibits have been incorporated by reference.

                    Unless otherwise indicated each document incorporated by reference herein refers to the identical exhibit number in the document from which it is being incorporated by reference.

*        Filed herewith.

     [2] Incorporated by reference to the Registrant's registration statement on Form S-1 (Commission File No. 33-41297), effective August 13, 1991 (including all pre-effective amendments to the Registration Statement).

     [3] Incorporated by reference to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991.

     [4] Incorporated by reference to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992.

     [5] Incorporated reference to the Registrant's registration statement on Form S-1 (Commission File No. 33-61368), effective May 21, 1993 (including all pre-effective amendments to the Registration Statement.

     [6] Incorporated by reference to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

     [7] Incorporated by reference to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

     [8] Incorporated by reference to registrant's Proxy Statement with respect to its 1995 annual meeting.

     [9] Incorporated by reference to registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1995.

     [10] Incorporated by reference to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

     [11] Incorporated by reference to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

                           LIUSKI INTERNTAIONAL, INC.
                           INDEX OF EXHIBITS ATTACHED


Exhibit 10(i)            Lease, dated March 21, 1997, between
                         Barbara M. Ross and Registrant of the
                         premises at 15939 E. Valley Blvd., City
                         of Industry, California.

Exhibit 23               Consent of BDO Seidman, LLP.

Exhibit 27               Financial Data Schedule.