Form 10-Q
period 1998-03-31
LIUSKI INTERNATIONAL INC /DE
filed 1998-05-08
CIK 876429

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998
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


As of March 31, 1998, the Registrant had 11,525,958 shares of Common Stock, $.0l par value per share outstanding.


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements.


      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
        Consolidated Financial Statements:

         Balance sheets as of March 31, 1998 (unaudited)
         and December 31, 1997.................................................3

         Statements of loss for the three months
         ended March 31, 1998 and March 31, 1997 (unaudited)...................4

         Statements of cash flows for the three months ended March 31, 1998 and March 31, 1997 (unaudited)........................................5

         Notes to Condensed Consolidated Financial Statements..................6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................7

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        March 31,              December 31,
                                                                          1998                     1997
                                                                  ----------------------  --------------------
                                                                       (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $      2,546,288          $    2,092,405
   Accounts receivable, net of allowance for
         Doubtful accounts of $2,326,000 and $1,781,000                  22,369,410              20,284,367
   Inventories, net of allowance for obsolescence of
          $1,330,000 and $1,308,000                                      22,776,646              29,868,561

Prepaid expenses and other current assets                                 2,136,952               2,067,150
                                                                  -----------------          --------------
                                                                         49,829,296              54,312,483

Furniture, Autos and Equipment, at cost
         Less accumulated depreciation and amortization
         of $3,164,912 and $2,911,844                                     2,151,217               2,367,120

Other assets                                                                263,274                 263,220
                                                                  -----------------         ---------------
                                                                  $      52,243,787          $   56,942,823
                                                                  =================          ==============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable - trade                                        $      17,241,428          $   20,053,398
  Revolving credit loan                                                  17,067,443              18,424,730
  Accrued expenses and other                                                904,359               1,126,757
                                                                  -----------------          --------------
                                                                         35,213,230              39,604,885

Capital lease obligations                                                    61,720                 124,113
                                                                  -----------------          --------------
Total liabilities                                                        35,274,950              39,728,998
                                                                  -----------------          --------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock; convertible, non-voting,
    non-dividend-bearing, $.01 par value - 1,000,000 shares
    authorized,
    0 and 100 shares issued and outstanding                                       -               6,996,507
  Common  stock;  $.01  par  value -  20,000,000  shares  and
    7,000,000  shares authorized; 11,525,958 and 6,195,287
    issued and outstanding                                                  115,260                  61,953
  Additional paid-in capital                                             27,742,093              20,798,893
  Accumulated deficit                                                   (10,888,516)            (10,643,528)
                                                                     --------------         ---------------

Total stockholders' equity                                               16,968,837              17,213,825
                                                                     --------------          --------------
                                                                     $   52,243,787         $    56,942,823
                                                                     ==============          ==============

      See accompanying notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)

                                                       Three months ended
                                                             March 31,
                                                   ---------------------------
                                                   1998                   1997
                                                   ----                   ----

Net sales                                    $    57,585,018     $   92,935,778

Cost of sales                                     52,751,236         88,627,491
                                              --------------     --------------

   Gross profit                                    4,833,782          4,308,287

Selling, general and administrative expenses       4,752,181          7,131,274
                                              --------------     --------------

   Income (loss) from operations                      81,601         (2,822,987)

Other charges, net (interest expense of
   $408,716 and $682,593)                            326,588            663,360
                                               -------------      -------------

   Loss before income taxes                         (244,987)        (3,486,347)

Income taxes                                             -             (400,000)
                                               -------------      -------------

   Net loss                                   $     (244,987)    $   (3,086,347)
                                              ===============    ===============

Basic and diluted loss per common share       $        (0.02)    $        (0.70)
                                              ===============    ===============

Weighted average number of basic and diluted
  common shares outstanding                       10,874,432          4,380,525
                                              ===============    ===============

     See accompanying notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                     ---------------------------
                                                          1998           1997
                                                     -------------- ------------

Cash Flows from Operating Activities:
Net loss                                              $(244,987)    $(3,086,347)
                                                     ----------     ------------

Adjustments to reconcile net loss
  to net cash provided by operating activities:
     Depreciation and amortization                      251,286         264,424
     Provision for losses on accounts receivable        613,110         276,823
     Provision for losses on inventory                   22,000            -

Changes in operating assets and liabilities:
     Accounts receivable                             (2,698,153)     (5,274,190)
     Inventories                                      7,069,915       9,814,596
     Prepaid expenses and other                         (69,802)      4,265,108
     Other assets                                           (54)        (28,358)
     Accounts payable and accrued expenses           (3,034,368)      1,893,668
                                                     ----------     -----------
Total adjustments                                     2,153,934      11,212,071
                                                     ----------     -----------

Net cash provided by operating activities             1,908,947       8,125,724
                                                     ----------     -----------

Cash Flows from Investing Activities:
   Capital expenditures                                 (35,384)       (295,978)
                                                     ----------     -----------

Cash Flows from Financing Activities:
   Net repayments on revolving credit loan           (1,357,287)     (7,450,119)
   Repayment of capital lease obligations               (62,393)        215,968
                                                     ----------     -----------

Net cash used by financing activities                (1,419,680)     (7,234,151)
                                                     ----------     -----------

Net increase  in cash and cash equivalents              453,883         595,595
Cash and cash equivalents,
   beginning of period                                2,092,405          18,065
                                                     ----------     -----------

Cash and cash equivalents, end of period           $  2,546,288       $ 613,660
                                                   ============     ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
               Interest                            $    408,716       $ 682,593
               Income taxes                        $          0       $       0

     See accompanying notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)





Note 1. Condensed Consolidated Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which are incorporated by reference herein.

Note 2. Revolving Credit Loan

        On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the borrowing rate was reduced to 150 basis points over the prime rate (8.5% as of March 31, 1998). The lender has reserved the right to reverse this rate reduction upon notice to the Company. An additional amendment to the facility has been made decreasing the credit facility to $35,000,000. This amendment provides $17,000,000 for revolving cash borrowings, limited by available collateral, and $18,000,000 for inventory floor planning, with flexibility between the revolving and floor planning, not to exceed the total facility of $35,000,000. The debt is collateralized by a lien on all of the Company's assets. As of March 31, 1998, the Company owed $17,067,443 under its revolving credit loan. During December 1997, the Company's principal shareholder became a guarantor of this credit facility.

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


RESULTS OF OPERATIONS

Three months ended March 31, 1998 and 1997

        Net Sales:  Net sales for the three  months  ended  March 31,  1998 were
        ---------
$57,585,018  representing a decrease of $35,350,760 (38.0%) from $92,935,778 for the three months ended March 31, 1997. Sales from the distribution centers in the following regions changed as follows: Southeast region, -36.18%; Northeast region (including Canadian distribution center), -39.01%; Mid- and Southwest region, -43.99%; and Western region, -38.73%. Sales other than Magitronic personal computers and notebooks for the three months ended March 31, 1998 were $41,848,550, representing a decrease of $36,076,228 (42.3%) from $77,924,778 for the three months ended March 31, 1997. Under the leadership of the Company's new Chairman of the Board and Chief Executive Officer, who assumed these roles midway through 1997, the Company's sales approach has increased the emphasis on higher profit margin items to creditworthy customers.
This change in philosophy has contributed to the net decrease in sales.

         Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended March 31, 1998, increased to $15,736,468 (27.3% of net sales) from $15,011,000 (16.2% of net sales) for the three months ended March 31, 1997. The increase in Magitronic sales was due primarily to the Company's improved working capital position which has allowed the Company to maintain sufficient levels of inventory. Shortages of working capital during the first quarter of 1997 contributed to lower sales of notebook computers. Additionally, the turnover of Magitronic Product management which negatively affected the Company during 1997 has stabilized and has contributed to the increase in Magitronic sales.

         While the Company distributes products from more than 70 U.S. and foreign suppliers, the loss of major suppliers or a shortage in a particular product could have a material adverse impact on the Company during the relatively brief period the Company believes it would need to establish alternate sources of supply at required volume levels. Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

         Gross Profit: Gross profit increased by $525,495 to $4,833,782 (8.4% of
         ------------
net sales) for the three months ended March 31, 1998, from $4,308,287 (4.6% of net sales) for the three months ended March 31, 1997. The higher gross margin was primarily due to lower costs associated with direct purchases from foreign vendors and the Company's focus on selling higher profit items as well as improved utilization of information systems to better manage operations. Additionally, margins for the three months ended March 31, 1997 were negatively affected by the sale of certain slower moving goods at discounted prices to improve the quality of goods on hand. Margins during the first quarter of 1998 also improved due to greater utilization of vendor programs such as rebates, returns and price protection, which programs were available due to the greater financial stability of vendors used by the Company.

         Selling,  General and  Administrative  Expenses:  For the three  months
         -----------------------------------------------
ended March 31, 1998, selling, general and administrative expenses decreased by $2,379,093 to $4,752,181 (8.3% of net sales) from $7,131,274 (7.7% of net sales)
for the three months ended March 31, 1997. The percentage increase from 7.7% to 8.3% is primarily due to lower sales. The dollar decrease is primarily due to the Company's reduction in the number of employees and, to a lesser extent, increased vendor support for the Company's advertising and promotional expenses. Salaries, employment taxes and employee benefits for the three months ended March 31, 1998 decreased to $2,398,141 from $3,925,465 for the three months ended March 31, 1997. These decreases were partially offset by an increase in bad debt expense to $613,110 (1.1% of net sales) for the three months ended March 31, 1998, from $467,801 (0.5% of net sales) for the three months ended March 31, 1997, due to a bankruptcy filed by a long-standing major customer during March 1998.

         Other Charges: Net interest expense decreased to $408,716 for the three
         -------------
months ended March 31, 1998, from $682,593 for the first three months in 1997 as a result of decreased borrowings. Additionally, during the first quarter of 1998, the interest rate was at the reduced rate of 150 basis points over the prime rate.

        Net Loss:  Net loss  decreased by $2,841,360 to a loss of $244,987 (0.4%
        --------
of net sales) for the three months ended March 31, 1998, from a net loss of $3,086,347 (3.3 % of net sales) for the three months ended March 31, 1997. The decrease in net loss was primarily affected by the increase in gross margin and the Company's continued monitoring and management of operating expenses.


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


LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. For the three months ended March 31, 1998, net cash provided by operating activities was $1,908,947 and for the three months ended March 31, 1997 net cash provided by operating activities was $8,125,724. The change in net cash flow from operating activities between the three months ended March 31, 1998 and March 31, 1997, in the amount of $6,216,777, was primarily due to a reduction in accounts payable. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company is currently afforded. For the three months ended March 31, 1998, and March 31, 1997, the Company generally paid its suppliers approximately 35 to 45 days from date of invoice. Terms vary from one day to 60 days.

         Working capital was $14,616,066 as of March 31, 1998 and $14,707,598 as of December 31, 1997. On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the borrowing rate was reduced to 150 basis points over the prime rate (8.5% as of March 31,
1998). The lender has reserved the right to reverse this rate reduction upon notice to the Company. An additional amendment to the facility has been made decreasing the credit facility to $35,000,000. This amendment provides $17,000,000 for revolving cash borrowings, limited by available collateral, and $18,000,000 for inventory floor planning, with flexibility between the revolving and floor planning, not to exceed the total facility of $35,000,000. The debt is collateralized by a lien on all of the Company's assets. At March 31, 1998, and December 31, 1997, the Company owed $17,067,443 and $18,424,730, respectively, under its revolving credit loans. As of March 31, 1998 and December 31, 1997, the Company had $3,482,253 and $7,359,025 combined available for cash borrowing under its revolving credit loan and for the floor planning of inventory purchases, respectively. During December 1997, the Company's principal shareholder became a guarantor of this credit facility.

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


ASSET MANAGEMENT

        Inventory:  Management  attempts to maximize  product  availability  and
        ---------
delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 45 days during the first three months of 1998 and every 46 days during the first three months of 1997. The Company takes a physical inventory monthly, which is then compared to its perpetual inventory, and monitors inventory levels daily according to sales made by product and distribution center.

        Most of the Company's suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customer. Not all of the Company's products are covered by these programs. Such suppliers accept defective merchandise returned within 12 to 15 months after shipment to the Company and some permit the Company to rotate its inventory by returning slow moving inventory for other inventory. These programs, in part, reduce the Company's risk with respect to slow moving inventories.

         Accounts  Receivable:  The Company  primarily sells its products on the
         --------------------
basis of cash, C.O.D., or on terms of up to 30 days. The Company's average days' receivable was approximately 33 days for the three month period ended March 31 1998, and approximately 37 days for the three month period ended March 31, 1997. This decrease in the average days sales receivable results from the Company tightening credit to more of its customers.

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

         SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires the restatement of comparative information for earlier periods. Disclosure for interim financial statements is not required until the first quarter of fiscal 1999. Management has been evaluating the impact the new statement will have on future financial statement disclosures and has determined that the impact will not be significant.


FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

        This report contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "estimate", "intend", "expect" and, depending on the context, "will", and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties. Among the factors that could cause results to differ materially are the following: business conditions , rapid or unexpected technological changes, product development, inventory risks due to shift in product demand, competition, domestic and foreign government regulations, fluctuations in foreign exchange rates, rising costs for components or unavailability of components, the timing or orders booked, lender relationships, and the risk factors listed from time to time in the Company's reports filed with the Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        None.

                           PART II - OTHER INFORMATION
                           ---------------------------






Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


          (a)  Exhibit 27 (financial data schedule for the first three months of
               1998)



          (b) No reports on Form 8-K were filed by the Registrant during the period ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 7, 1998




                                        LUISKI INTERNATIONAL, INC.





                                        By:             /s/
                                           -------------------------------------
                                           Ting Y. Tsai
                                           Chief Financial Officer