Form 10-Q
period 1998-06-30
LIUSKI INTERNATIONAL INC /DE
filed 1998-08-14
CIK 876429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of July 31, 1998, the Registrant had approximately 4,610,300 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
    Consolidated Financial Statements:

     Balance sheets as of June 30, 1998 (unaudited)
     and December 31, 1997................................................3

     Statements of operations for the three months and six months ended June 30, 1998 and June 30, 1997 (unaudited)....................4

     Statements of cash flows for the six months ended June 30, 1998 and June 30, 1997 (unaudited)........................................5

     Notes to Condensed Consolidated Financial Statements.................6

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................7

                  LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,               December 31,
                                                              1998                     1997
                                                      ----------------------  -----------------------
                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $        2,367,965         $    2,092,405
   Accounts receivable, net of allowance for
     doubtful accounts of $2,201,000 and $1,781,000           16,443,768             20,284,367
   Inventories, net of allowance for inventory
     obsolescence of $1,374,000 and $1,308,000                 20,816,971            29,868,561
   Prepaid expenses and other current assets                    2,140,106             2,067,150
                                                      -------------------        --------------
Total current assets                                           41,768,810            54,312,483

Furniture, Autos and Equipment, at cost
   Less accumulated depreciation and amortization
   of $3,412,341 and $2,911,844                                  1,865,190            2,367,120

Other assets                                                       277,120              263,220
                                                      --------------------       --------------
                                                      $         43,911,120       $   56,942,823
                                                      ====================       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                            $         15,621,958       $   20,053,398
  Revolving credit loan                                         12,294,108           18,424,730
  Accrued  expenses and other                                      943,344            1,126,757
                                                      --------------------       ---------------

Total current liabilities                                       28,859,410           39,604,885

Capital lease obligations                                           58,494              124,113
                                                      --------------------        --------------
Total liabilities                                               28,917,904           39,728,998
                                                      --------------------        --------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock; convertible, non-voting,
    non-dividend-bearing, $.01 par value -
    1,000,000 shares authorized, 0 and 100 shares
    issued and outstanding                                          -                  6,996,507
  Common stock; $.01 par value - 8,000,000 shares
    and 2,800,000 shares authorized; 4,610,300 and
    2,478,114 issued and outstanding                              115,260                 61,953
  Additional paid-in capital                                   27,742,093             20,798,893
  Retained earnings                                           (12,864,137)           (10,643,528)
                                                      --------------------        ---------------
Total stockholders' equity                                     14,993,216             17,213,825
                                                      --------------------        --------------
                                                      $        43,911,120          $  56,942,823
                                                      ====================        ==============

See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended                            Six months ended
                                                             June 30,                                     June 30,
                                         ------------------------------------------       ------------------------------------
                                               1998                          1997                 1998                 1997
                                               ----                          ----                 ----                 ----
Net sales                                $ 42,430,863              $      79,573,901      $   100,015,881      $  173,009,679

Cost of sales                              39,765,872                     75,541,912           92,517,018         164,669,403
                                         -------------                --------------       ----------------     --------------


   Gross profit                             2,664,991                      4,031,989            7,498,773           8,340,276


Selling, general and administrative         4,201,945                      6,718,656            8,954,126          13,849,930
                                         --------------               --------------      -----------------     --------------

   Loss from operations                    (1,536,954)                    (2,686,667)            (1,455,354)        (5,509,654)


Other charges, net                            438,668                      1,213,148                765,256          1,876,508
                                         ---------------               -------------      -------------------    --------------

   Loss before income taxes                (1,975,622)                    (3,899,815)            (2,220,609)        (7,386,162)


Income taxes                                        -                              -                     -            (400,000)
                                         ----------------             ---------------     ------------------    ---------------

   Net loss                           $    (1,975,622)                $   (3,899,815)      $     (2,220,609)    $   (6,986,162)
                                         ================             ===============     ===================   ===============


Basic and diluted loss per common
  share                               $         (0.43)                $        (2.23)      $          (0.50)     $       (3.99)
                                         ================             ===============     ==================    ===============

Weighted average number of basic and
  diluted common shares outstanding         4,610,300                      1,752,210              4,480,798           1,752,210
                                         ================             ===============     ==================    ===============

See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended
                                                                         June 30,
                                                               1998                 1997
                                                        ------------------  ------------------
Cash Flows from Operating Activities
Net loss                                                 $  (2,220,609)      $    (6,986,162)
                                                        ------------------  ------------------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                              500,497               528,012
    Provision for losses on accounts
      receivable                                               420,000               892,000
    Provision for inventory obsolescence                        66,000              (500,000)

Changes in operating assets and liabilities:
   Accounts receivable                                       3,420,599            (7,754,596)
   Inventories                                               8,985,590            24,374,865
   Prepaid expenses and other                                  (72,956)              740,533
   Other assets                                                (13,900)              (40,614)
   Accounts payable and accrued expenses                    (4,614,853)          (10,511,923)
                                                           -------------        -------------

Total adjustments                                            8,690,977             7,728,277
                                                          --------------       ---------------
Net cash provided by operating activities                    6,470,368               742,115
                                                          --------------       ---------------

Cash Flows from Investing Activities
   Capital disposals (expenditures)                              1,433              (544,782)
                                                          --------------       ---------------

Cash Flows from Financing Activities

   Net repayment of  revolving credit loan                  (6,130,622)             (349,649)
   Repayment of capital lease obligations                      (65,619)              134,251
                                                         -----------------     ---------------
Net cash used by financing activities                       (6,196,241)             (215,398)

Net increase (decrease) in cash and cash
  equivalents                                                  275,560               (18,065)
Cash and cash equivalents,beginning of period                2,092,405                18,065
                                                           -----------             -----------

Cash and cash equivalents, end of  period               $    2,367,965        $            -
                                                        ==============        ================

Supplemental disclosure of cash flow
information:
     Cash paid during the period for:
          Interest                                       $     818,693        $       766,262
                                                         ==============        ===============

          Income taxes                                   $          -          $             -
                                                         ==============        ================

See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Consolidated Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which are incorporated by reference herein.

Note 2. Capital Stock

          The Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a two-for-five reverse stock split of the issued and outstanding shares of common stock and to decrease the total number of shares of common stock which the Company has authority to issue from 20,000,000 to 8,000,000. The amendment was approved by written stockholder consent of Mr. Duke Liao, the Chairman, President and Chief Executive Officer of the Company. Mr. Liao owned approximately 77.5% of the Company's outstanding common stock at the time of his consent. Accordingly, the amendment was not submitted to the other Company stockholders for a vote. The par value of the common stock was maintained at the pre-reverse split amount of $0.01 per share. The effective date of the amendment was July 1, 1998. All references to common shares outstanding and per share amounts in these consolidated condensed financial statements, notes to consolidated condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the two-for-five reverse split.

Note 3. Revolving Credit Loan

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

During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the borrowing rate was reduced to 150 basis points over the prime rate (8.5% as of June 30, 1998). The lender has reserved the right to reverse this rate reduction upon notice to the Company. An additional amendment to the facility has been made decreasing the credit faccility to $35,000,000. This amendment provides $17,000,000 for revolving cash borrowings, limited by available collateral, and $18,000,000 for inventory floor planning, with flexibility between the revolving and floor planning, not to exceed the total facility of $35,000,000. The debt is collateralized by a lien on all of the Company's assets. As of June 30, 1998, the Company owed $12,294,108 under its revolving credit loan. During December 1997, the Company's principal shareholder became a guarantor of this credit facility.

         Since December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility agreement. The Company's lender has reserved all of the rights available to it as a result of the Company's default of these financial covenants. Management is discussing these defaults with its lender with the goal of renegotiating the covenants and securing the credit facility. Management believes it will be successful in these negotiations based upon the Company's progress achieved under the direction of its new Chairman and Chief Executive Officer; however, there can be no assurance that these negotiations will be successfully completed or without conditions. If these negotiations are unsuccessful, management believes sufficient alternative sources of financing exist, some of which may be at higher interest rates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Six months ended June 30, 1998 and 1997

          Net Sales: Net sales for the six months ended June 30, 1998 were $100,015,881 representing a decrease of $72,993,798 (42.2%) from $173,009,679 for the six months ended June 30, 1997. For such periods, sales from the distribution centers responsible for the following regions changed as follows:
Southern region, -44.64%; Northeast region (including Canadian distribution center), -42.86%; Mid- and Southwest region, -38.67%; and Western region, -33.43%. Sales other than Magitronic personal computers and notebooks for the six months ended June 30, 1998 were $72,162,494, representing a decrease of $65,125,991 (47.4%) from $137,288,485 for the six months ended June 30, 1997.
Under the leadership of the Company's new Chairman of the Board and Chief Executive Officer, who assumed these roles midway through 1997, the Company's sales approach has increased the emphasis on higher profit margin items to creditworthy customers. The change in sales philosophy, along with overall depressed sales experienced in the computer industry, have contributed to the net decrease in sales.

         Sales of the Company's Magitronic brand of personal computers and notebook computers for the six months ended June 30, 1998 decreased to $27,853,387 (27.8% of net sales) from $35,721,194 (20.6% of net sales) for the six months ended June 30, 1997. This dollar decrease is substantially attributable to lower sales of notebook computers in the second quarter, and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. These price decreases have continued to intensify price competition in the industry.

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

         Gross Profit: Gross profit decreased by $841,503 to $7,498,773 (7.5% of net sales) for the six months ended June 30, 1998 from $8,340,276 (4.8% of net sales) for the six months ended June 30, 1997. The higher gross margin percentage was primarily due to lower costs associated with direct purchases from foreign vendors and the Company's focus on selling higher profit items as well as improved utilization of information systems to better manage operations. Margins during the first six months of 1998 also improved due to better utilization of vendor programs such as rebates, returns, and price protection due to the stability in vendors used by the Company. Margins for the six months ended June 30, 1998 were negatively affected by turnover in key product management positions which caused the Company not to take full advantage of various vendor pricing and incentive programs.

          Selling, General and Administrative Expenses: For the six months ended June 30, 1998, selling, general and administrative expenses decreased by $4,895,804 to $8,954,126 (9.0% of net sales) from $13,849,930 (8.0% of net sales) for the six months ended June 30, 1997. The percentage increase from 8.0% to 9.0% is primarily due to lower sales. The dollar decrease is primarily due to the Company's reduction in employee headcount and, to a lesser extent, increased vendor support for the Company's advertising and promotional expenses. As a result of this reduction in force, salaries, employment taxes and employee benefits for the six months ended June 30, 1998 decreased to $4,361,064 from $6,940,533 for the six months ended June 30, 1997.

          Other Charges: Net interest expense decreased to $818,693 for the six months ended June 30, 1998 from $1,276,182 for the first half of 1997 as a result of decreased borrowings. Additionally, during the first six months of 1998, the interest rate was at the reduced rate of 150 basis points over the prime rate rather than the rate of 225 basis points over the prime rate which applied during the first half of 1997.

         Net Loss: Net loss decreased by $4,765,553 to $2,220,609 (2.2% of net sales) for the six months ended June 30, 1998 from a net loss of $6,986,162 (4.0% of net sales) for the six months ended June 30, 1997. The percentage decrease in net loss was primarily affected by the increase in gross margin and the Company's continued monitoring and management of operating expenses.

     The loss related to the Toronto branch was $456,401 (20.6% of net loss) on sales of $5,297,821 (5.3% of net sales) for the six months ended June 30, 1998 compared to a loss of $2,669,850 (38.2% of net loss) on sales of $13,099,063 (7.6% of net sales) for the six months ended June 30, 1997.

Three months ended June 30, 1998 and 1997

          Net Sales: Net sales for the three months ended June 30, 1998 were $42,430,863, representing a decrease of $37,143,038 (46.7%) from $79,573,901 for the three months ended June 30, 1997. For such periods, sales from the distribution centers responsible for the following regions changed as follows:
Southeast region, -52.83%; Northeast region (including Canadian distribution center), -48.50%; Mid- and Southwest region, -31.10%; and Western region, -25.45%. Sales other than Magitronic personal computers and notebooks for the three months ended June 30, 1998 were $30,313,944, representing a decrease of $29,690,401 (49.5%) from $60,004,345 for the three months ended June 30, 1997.
Under the leadership of the Company's new Chairman of the Board and Chief Executive Officer, who assumed these roles midway through 1997, the Company's sales approach has increased the emphasis on higher profit margin items to creditworthy customers. The change in sales philosophy, along with overall depressed sales experienced in the computer industry, have contributed to the net decrease in sales. Although the Company's business is not highly seasonal, the second quarter is generally a period of weaker net sales in comparison to the rest of the year.

          Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended June 30, 1998 decreased to $12,116,919 (28.6% of net sales) from $19,569,556 (24.6% of net sales) for the three months ended June 30, 1997. The percentage increase from 24.6% to 28.6% of net sales is primarily due to lower distribution sales. The dollar decrease is substantially attributable to price decreases in components which have resulted in corresponding price and volume decreases in Magitronic personal computers and notebook computers. These price decreases have continued to intensify price competition in the industry.

         Gross Profit: Gross profit decreased by $1,366,998 to $2,664,991 (6.3% of net sales) for the three months ended June 30, 1998 from $4,031,989 (5.1% of net sales) for the three months ended June 30, 1997. The higher gross margin percentage was primarily due to reduced purchasing costs as a result of dealing directly with foreign vendors, the Company's focus on selling higher profit items as well as improved utilization of information systems to better manage operations. Margins during the second quarter of 1998 were negatively impacted by turnover in key product management positions which caused the Company not to take full advantage of various vendor pricing and incentive programs.

          Selling, General and Administrative Expenses: For the three months ended June 30, 1998, selling, general and administrative expenses decreased by $2,516,711 to $4,201,945 (9.9% of net sales) from $6,718,656 (8.4% of net sales)
for the three months ended June 30, 1997. The percentage increase from 8.4% to 9.9% is primarily due to lower sales. The dollar decrease is primarily due to the Company's reduction in employee headcount and, to a lesser extent, increased vendor support for the Company's advertising and promotional expenses. Salaries, employment taxes and employee benefits for the three months ended June 30, 1998 decreased to $2,265,414 from $3,015,068 for the three months ended June 30, 1997.

         Other Charges: Net interest expense decreased to $409,977 for the three months ended June 30, 1998 from $593,589 for the second quarter of 1997 as a result of decreased borrowings at reduced interest rates.

         Net Loss: Net loss decreased by $1,924,193 to $1,975,622 (4.7% of net sales) for the three months ended June 30, 1998 from a net loss of $3,899,815 (4.9% of net sales) for the three months ended June 30, 1997. The decrease in net loss was primarily affected by the increase in gross profit percentage and lower interest expense.

     The loss related to the Toronto branch was $111,801 (5.7% of net loss) on sales of $1,431,247 (3.4% of net sales) for the three months ended June 30, 1998 compared to a loss of $2,660,694 (68.2% of net loss) on sales of $2,475,240 (3.1% of net sales) for the three months ended June 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. In the six months ended June 30, 1998, net cash provided by operating activities was $6,470,368 compared to net cash provided by operating activities of $742,115 for the six months ended June 30, 1997. The increase in net cash flow from operating activities between the six months ended June 30, 1998 and June 30, 1997, in the amount of $5,728,253 was primarily due to a reduction in accounts receivable, which resulted from lower sales and decreased inventory levels maintained by the Company due to the change in sales philosophy and the reduction in the number of vendors utilized by the Company. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company is currently afforded. For the six month periods ended June 30, 1998 and June 30, 1997, the Company generally paid its suppliers approximately 35-45 days from the date of invoice. Terms vary from one day to 60 days.

         Working capital was $12,909,400 as of June 30, 1998 and $14,707,598 as of December 31, 1997. On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the borrowing rate was reduced to 150 basis points over the prime rate (8.5% as of March 31,
1998). The lender has reserved the right to reverse this rate reduction upon notice to the Company. An additional amendment to the facility has been made decreasing the credit facility to $35,000,000. This amendment provides $17,000,000 for revolving cash borrowings, limited by available collateral, and $18,000,000 for inventory floor planning, with flexibility between the revolving and floor planning, not to exceed the total facility of $35,000,000. The debt is collateralized by a lien on all of the Company's assets. At June 30, 1998, and December 31, 1997, the Company owed $12,294,108 and $18,424,730, respectively, under its revolving credit loans. As of June 30, 1998 and December 31, 1997, the Company had $10,021,977 and $7,359,025 combined available for cash borrowings under its revolving credit loan and for the floor planning of inventory purchases, respectively. During December 1997, the Company's principal shareholder became a guarantor of this credit facility.

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

ASSET MANAGEMENT

         Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 49 days during the first six months of 1998 and every 41 days for the first six months of 1997. The Company takes a physical inventory monthly, which is then compared to its perpetual inventory, and monitors inventory levels daily according to sales made by product and distribution center.

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

         Accounts Receivable: The Company primarily sells its products on a cash, C.O.D. or terms of up to 30 days basis. The Company's average days' receivable was approximately 33 days for the six month period ended June 30, 1998 and approximately 37 days for the six month period ended June 30, 1997. This decrease in the average days sales receivable resulted primarily from improved collection staff stability and better credit control to avoid the occurrence of additional delinquencies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting of Segments of Business Enterprise." SFAS No. 131 establishes financial and reporting standards for the reporting of public companies of information about operating segments in annual financial statements and for the first time, requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         As of June 3, 1998, a stockholder of the Company owning 8,929,053 (approximately 77.5%) of the 11,525,958 shares of the Company's common stock ("Common Stock") outstanding on such date consented in writing to amending the Company's certificate of incorporation (a) to effect a two-for-five reverse split (the "Reverse Split") of the issued and outstanding shares of Common Stock, and (b) to decrease the total number of shares of Common Stock which the Company has authority to issue from 20,000,000 to 8,000,000. An information statement, pursuant to Regulation 14C under the Securities Exchange Act of 1934, relating to the foregoing stockholder action was distributed on or about June 9, 1998 to stockholders of record as of the close of business on June 3, 1998 and the Reverse Split and decrease in the number of authorized shares became effective on July 1, 1998.


Item 5.  Other Information

          By letter dated July 29, 1998, the Nasdaq Listing Qualifications Panel notified the Company that the Common Stock will be de-listed from the Nasdaq National Market ("National Market") and also disallowed Nasdaq's consideration of the Company's application to transfer the listing of the Common Stock from the National Market to The Nasdaq SmallCap Market ("SmallCap Market"), noting that on July 29, 1998 the per share bid price of the Common Stock had fallen below $1.00 (the minimum required for listing the Common Stock on the SmallCap Market). Recognizing that the Company cannot meet the maintenance requirements of the National Market, the Company has requested an oral hearing to appeal the decision with respect to the SmallCap Market and, as a result, the de-listing from the National Market will be stayed until the oral hearing is completed. There can be no assurance that the Company will be successful in such appeal, the outcome of which will be substantially influenced by the per share bid price of the Common Stock in the future. In the event the Common Stock is not permitted to be listed on the SmallCap Market, the Common Stock will trade on the OTC Bulletin Board.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 (financial data schedule for the first six months of 1998).

         (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1998


                                             LIUSKI INTERNATIONAL, INC.


                                          By: /s/
                                             ------------------------------
                                             Ting Y. (Martin) Tsai
                                             Chief Financial Officer