Form 10-Q
period 1998-09-30
LIUSKI INTERNATIONAL INC /DE
filed 1998-11-13
CIK 876429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 30, 1998, the Registrant had approximately 4,610,300 shares of Common Stock, $.01 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements.


      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
        Consolidated Financial Statements:

         Balance sheets as of September 30, 1998 (unaudited)
         and December 31, 1997.................................................3

         Statements of operations for the three months and nine months ended September 30, 1998 and September 30, 1997 (unaudited)...........4

         Statements of cash flows for the nine months ended September 30, 1998 and September 30, 1997 (unaudited)....................................5

         Notes to Condensed Consolidated Financial Statements (unaudited)......6

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                                                   September 30,       December 31,
                                                                      1998               1997
                                                                ------------------   ---------------
                                                                    (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                      $      1,887,940     $    2,092,405
 Accounts receivable, net of allowance for doubtful
   accounts of $1,851,000 and $1,781,000                              14,648,215         20,284,367
 Inventories, net of allowance for inventory obsolescence of
   $1,510,000 and $1,308,000                                          15,234,533         29,868,561
Prepaid expenses and other current assets                              1,504,643          2,067,150
                                                                ----------------      -------------
Total current assets                                                  33,275,331         54,312,483

Furniture, Autos and Equipment, at cost
    Less accumulated depreciation and amortization
    of $3,654,899 and $2,911,844                                       1,674,076          2,367,120

Other assets                                                             267,545            263,220
                                                                 ---------------      -------------
                                                                $     35,216,952     $   56,942,823
                                                                 ===============      =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable - trade                                             9,655,572         20,053,398
  Revolving credit loan                                               12,214,457         18,424,730
  Accrued expenses and other                                             810,281          1,126,757
                                                                 ---------------      -------------
Total current liabilities                                             22,680,310         39,604,885

Capital lease obligations                                                 29,602            124,113
                                                                 ---------------     --------------
Total liabilities                                                     22,709,912         39,728,998
                                                                 ---------------     --------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock; convertible, non-voting, non-dividend-bearing,
    $.01 par value - 1,000,000 shares authorized,                              -          6,996,507
    0 and 100 shares issued and outstanding
  Common stock; $.01 par value - 8,000,000 shares and 2,800,000
    shares authorized; 4,610,300 and 2,478,114 issued and                115,260             61,953
    outstanding
  Additional paid-in capital                                          27,742,093         20,798,893
  Retained earnings                                                  (15,350,313)       (10,643,528
                                                                 ---------------       ------------
Total stockholders' equity                                            12,507,040         17,213,825
                                                                 ---------------       ------------
                                                                $     35,216,952     $   56,942,823
                                                                 ===============       ============

  See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three months ended                           Nine months ended
                                                    September 30,                                September 30,
                                        -------------------------------------      ------------------------------------

                                             1998                   1997                 1998                1997
                                             ----                   ----                 ----                ----
Net sales                               $    40,042,549       $    62,217,673      $   140,058,430      $   235,227,352

Cost of sales                                38,229,285            57,800,427          130,746,393          222,469,833
                                         --------------        --------------       --------------       --------------

   Gross profit                               1,813,264             4,417,246            9,312,037           12,757,519

Selling, general and administrative           4,084,337             5,303,775           13,046,699           19,153,705
                                         --------------        --------------       --------------       --------------

   Loss from operations                      (2,271,073)             (886,529)          (3,734,662)          (6,396,186)

Other charges, net                              215,103               534,047              972,123            2,410,555
                                         --------------         -------------         ------------         ------------

   Loss before income taxes                  (2,486,176)           (1,420,576)          (4,706,785)          (8,806,741)

Income taxes                                          -                     -                    -             (400,000)
                                          -------------         -------------        -------------        --------------

   Net loss                              $   (2,486,176)       $   (1,420,576)      $   (4,706,785)      $   (8,406,741)
                                         ===============       ===============      ===============      ===============

Basic and diluted loss per common share  $        (0.54)       $        (0.81)      $        (1.04)      $        (4.80)
                                         ===============       ===============      ===============      ===============



Weighted average number of basic and
  diluted common shares outstanding           4,610,300             1,752,210            4,524,468            1,752,210
                                         ===============       ================     ===============      ===============


See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine months ended
                                                                  September 30,
                                                           -----------------------

                                                               1998              1997
                                                      ---------------      -------------

Cash Flows from Operating Activities:
Net Loss                                             $     (4,706,785)    $   (8,406,741)

Adjustments  to  reconcile net loss to  net
 cash  provided  by  operating activities:
       Depreciation and amortization                          743,055            765,073
       Provision for losses on accounts receivable             70,000          1,347,504
       Provision for inventory obsolescence                   202,000                  -

Changes in operating assets and liabilities:
     Accounts receivable                                    5,566,152          7,376,366
     Inventories                                           14,432,028         26,711,758
     Prepaid expenses and other                               562,507            390,296
     Other assets                                              (4,325)           (28,358)
     Accounts payable and accrued expenses                (10,714,302)       (13,456,805)
                                                      -----------------   ----------------
Total adjustments                                          10,857,115         23,105,834
                                                      -----------------   ----------------
Net cash provided by operating activities                   6,150,330         14,699,093
                                                      -----------------   ----------------

Cash Flows from Investing Activities:
   Capital expenditures                                       (50,011)          (457,420)
                                                              --------    ----------------
Cash Flows from Financing Activities:
    Net repayment of revolving credit loan                 (6,210,273)       (18,474,479)
    Proceeds from officer loans                                     -          8,219,928
    Repayment of capital lease obligations                     (94,511)           60,051
                                                              --------            ------
Net cash used by financing activities                       (6,304,784)      (10,194,500)
                                                           -----------    ----------------

Net increase (decrease)  in cash and cash
   equivalents                                                (204,465)        4,047,173
Cash and cash equivalents, beginning of period               2,092,405            18,065
                                                            -----------        ---------


Cash and cash equivalents, end of period                 $   1,887,940        $4,065,238
                                                          ============         =========

Supplemental  disclosure of cash flow
  information:
   Cash paid during the period for:
               Interest                                  $  1,163,646         $1,501,674
                                                           ==========          =========


               Income taxes                              $        -           $        -
                                                           ==========          ==========

See notes to condensed consolidated financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Consolidated Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which are incorporated by reference herein.

Note 2. Capital Stock

          The Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a two-for-five reverse stock split par value of the issued and outstanding shares of common stock and to decrease thetotal number of shares of common stock which the Company has authority to issuefrom 20,000,000 to 8,000,000. The amendment was approved by written consent of the Company's majority stockholder. The par value of the common stockwas maintained at the pre-reverse split par value of $0.01 per share. The effective dateof the amendment was July 1, 1998. All references to common shares outstanding and per share amounts in these consolidated condensed financial statements, notes to consolidated condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the two-for-five reverse split.

Note 3. Revolving Credit Loan

          On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, the borrowing rate was reduced to 150 basis points over the prime rate (8.25% as of September 30, 1998). The lender has reserved the right to reverse this rate reduction upon notice to the Company. An additional amendment to the facility has been made decreasing the credit facility to $35,000,000. This amendment provides $17,000,000 for revolving cash borrowings, limited by available collateral, and $18,000,000 for inventory floor planning, with flexibility between the revolving and floor planning, not to exceed the total facility of $35,000,000. The debt is collateralized by a lien on all of the Company's assets. As of September 30, 1998, the Company owed $12,214,457 under its revolving credit loan. During December 1997, the Company's principal shareholder became a guarantor of this credit facility.

          Since December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility agreement. The Company's lender has preserved all of the rights available to it as a result of the Company's default of these financial covenants. Management has been discussing, and continues to discuss these defaults with its lender with the goal of renegotiating the covenants and securing the credit facility. There can be no assurance that these negotiations will be successfully completed or without conditions. If these negotiations are unsuccessful, management believes sufficient alternative sources of financing exist, some of which may be at higher interest rates.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 and 1997
---------------------------------------------

          Net Sales: Net sales for the nine months ended September 30, 1998 were $140,058,430 representing a decrease of $95,168,922 (40.5%) from $235,227,352 for the nine months ended September 30,1997. For such periods, sales from the distribution centers responsible for the following regions changed as follows:
Southeast region, -43.63%; Northeast region (including Canadian distribution center), -43.15%; Mid- and Southwest region, -33.36%; and Western region, -23.22%. Sales other than Magitronic personal computers and notebooks for the nine months ended September 30, 1998 were $100,229,456, representing a decrease of $86,098,490 (46.2%) from $186,327,946 for the nine months ended September 30, 1997. Under the leadership of the Company's new Chairman of the Board and Chief Executive Officer, who assumed these roles midway through 1997, and more recently withthe addition of Frank Cheng as the Company's President the Company's sales approach has increased the emphasis on higher profit margin items to creditworthy customers. The change and sales philosophy along with overall depressed sales experienced in the computer industry have contributed to the net decrease in sales.

          Sales of the Company's Magitronic brand of personal computers and notebook computers for the nine months ended September 30, 1998 decreased to $39,828,974 (28.4% of net sales) from $48,899,406 (20.8% of net sales) for the nine months ended September 30, 1997. This dollar decrease is substantially attributable to lower sales of notebook computers and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. These price decreases have continued to intensify price competition in the industry.

          While the Company distributes products from more than 70 U.S. suppliers, the loss of major suppliers or a shortage in a particular product could have a material adverse impact on the Company during the relatively brief period the Company believes it would need to establish alternate sources of supply at required volume levels.

          Gross Profit: Gross profit decreased by $3,445,482 to $9,312,037 (6.6% of net sales) for the nine months ended September 30, 1998 from $12,757,519 (5.4% of net sales) for the nine months ended September 30, 1997. The higher gross margin percentage was primarily due to lower costs associated with direct purchases from foreign vendors and the Company's focus on selling higher profit items as well as improved utilization of information systems to better manage operations. The margin percentage during the first nine months of 1998 also improved due to better utilization of vendor programs such as rebates, returns, and price protection due to the stability in vendors used by the Company. Such improvement in the margin percentage for the nine months ended September 30, 1998 was partially offset by turnover in key product management positions which caused the Company not to take full advantage of various vendor pricing and incentive programs.

          Selling, General and Administrative Expenses: For the nine months ended September 30, 1998, selling, general and administrative expenses decreased by $6,107,006 to $13,046,699 (9.3% of net sales) from $19,153,705 (8.1% of net sales) for the nine months ended September 30, 1997. The percentage increase from 8.1% to 9.3% is primarily due to lower sales. The dollar decrease is primarily due to the Company's reduction in employee headcount and, to a lesser extent, increased vendor support for the Company's advertising and promotional expenses. As a result of this reduction in force, salaries, employment taxes and employee benefits for the nine months ended September 30, 1998 decreased to $6,463,704 from $9,863,540 for the nine months ended September 30, 1997.

         Other Charges: Net interest expense decreased to $1,163,646 for the nine months ended September 30, 1998 from $1,501,674 for the first nine months of 1997 as a result of decreased borrowings. Additionally, during the first nine months of 1998, the interest rate was at the reduced rate of 150 basis points over the prime rate rather than the rate of 225 basis points over the prime rate which applied during the first nine months of 1997.

         Net Loss: Net loss decreased by $3,699,956 to $4,706,785 (3.4% of net sales) for the nine months ended September 30, 1998 from a net loss of $8,406,741 (3.6% of net sales) for the nine months ended September 30, 1997. The percentage decrease in net loss was primarily affected by the increase in gross margin and the Company's continued monitoring and management of operating expenses.

Three months ended September 30, 1998 and 1997
----------------------------------------------

          Net Sales: Net sales for the three months ended September 30, 1998 were $40,042,549, representing a decrease of $22,175,124 (35.6%) from $62,217,673 for the three months ended September 30, 1997. For such periods, sales from the distribution centers responsible for the following regions changed as follows: Southeast region, -40.66%; Northeast region (including Canadian distribution center), -46.85%; Mid- and Southwest region, -19.14%; and Western region, 6.46%. Sales other than Magitronic persional computers and notebooks for the three months ended September 30, 1998 were $29,907,434, representing a decrease of $19,132,027 (39.0%) from $49,039,461 for the three months ended September 30, 1997. Under the leadership of the Company's new Chairman of the Board and Chief Executive Officer, who assumed these roles midway through 1997, and more recently with the addition of Frank Cheng as the Company's President, the Company's sales approach has increased the emphasis on higher profit margin items to creditworthy customers. The change and sales philosophy along with overall depressed sales experienced in the computer industry have contributed to the net decrease in sales.

         Sales of the Company's Magitronic brand of personal computers and notebook computers for the three months ended September 30, 1998 decreased to $10,135,115 (25.3% of net sales) from $13,178,212 (21.2% of net sales) for the three months ended September 30, 1997. The percentage increase from 21.2% to 25.3% of net sales is primarily due to lower distribution sales. The dollar decrease is substantially attributable to price decreases in components which have resulted in corresponding price and volume decreases in Magitronic personal computers and notebook computers. These price decreases have continued to intensify price competition in the industry.

         Gross Profit: Gross profit decreased by $2,603,982 to $1,813,264 (4.5% of net sales) for the three months ended September 30, 1998 from $4,417,246 (7.1% of net sales) for the three months ended September 30, 1997. The lower gross margin was primarily due to the decrease in net sales. Additionally, margins during the third quarter of 1998 were negatively impacted by turnover in key product management positions which caused the Company not to take full advantage of various vendor pricing and incentive programs. Over the last few years, the computer industry has experienced intense price competition and Management believes that the price competitive conditions in the industry will continue.

          Selling, General and Administrative Expenses: For the three months ended September 30, 1998, selling, general and administrative expenses decreased by $1,219,438 to $4,084,337 (10.2% of net sales) from $5,303,775 (8.5% of net sales) for the three months ended September 30, 1997. The percentage increase from 8.5% to 10.2% is primarily due to lower sales. The dollar decrease is primarily due to the Company's reduction in employee headcount and, to a lesser extent, increased vendor support for the Company's advertising and promotional expenses. Salaries, employment taxes and employee benefits for the three months ended September 30, 1998 decrease to $2,083,696 from $2,765,525 for the three months ended September 30, 1997.

         Other Charges: Net interest expense decreased to $351,371 for the three months ended September 30, 1998 from $474,229 for the third quarter of 1997 as a result of decreased borrowings at reduced interest rates.

         Net Loss: Net loss increased by $1,065,600 to $2,486,176 (6.2% of net sales) for the three months ended September 30, 1998 from a net loss of $1,420,576 (2.3% of net sales) for the three months ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. In the nine months ended September 30, 1998, net cash provided by operating activities was $6,150,330 compared to net cash provided by operating activities of $14,699,093 for the nine months ended September 30, 1997. The decrease in net cash flow from operating activities between the nine months ended September 30, 1998 and September 30, 1997, in the amount of $8,548,763 was primarily due to a reduction in accounts payable. The Company may experience shifts in cash flow in the future, particularly if its suppliers provide more restrictive credit terms than the Company is currently afforded. For the nine month periods ended September 30, 1998 and September 30, 1997, the Company generally paid its suppliers approximately 35-45 days from the date of invoice. Terms vary from one day to 60 days.

         Working capital was $10,595,021 as of September 30, 1998 and $14,707,598 as of December 31, 1997. One June 23, 1995 the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, in recognition of the Company's improved capital position and positive steps to address recurring losses, the borrowing rate was reduced to 150 basis points over the prime rate. The lender has reserved the right to reverse this rate reduction upon notice to the Company. An additional amendment to the facility has been made decreasing the credit facility to $35,000,000. This amendment provides $17,000,000 for revolving cash borrowings, limited by available collateral, and $18,000,000 for inventory floor planning, with flexibility between the revolving and floor planning, not to exceed the total facility of $35,000,000. The debt is collateralized by a lien on all of the Company's assets. At September 30, 1998, and December 31, 1997, the Company owed $12,214,457 and $18,424,730, respectively, under its revolving credit loans. As of September 30, 1998 and December 31, 1997, the Company had $14,757,020 and $7,359,025 combined available for cash borrowings under its revolving credit loan and for the floor planning or inventory purchases, respectively. During December 1997, the Company's principal shareholder became a guarantor of this credit facility.

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

ASSET MANAGEMENT

         Inventory: Management attempts to maximize product availability and delivery while minimizing inventory levels so as to lessen the risk of product obsolescence and price fluctuations. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on an average every 47 days during the first nine months of 1998 and every 46 days for the first nine months of 1997. The Company takes a physical inventory monthly, which is then compared to its perpetual inventory, and monitors inventory levels daily according to sales made by product and distribution center.

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

         Accounts Receivable: The Company primarily sells its products on a cash, C.O.D. or terms of up to 30 days basis. The Company's average days' receivable was approximately 34 days for the nine month period ended September 30, 1998 and approximately 35 days for the nine month period ended September 30, 1997. This decrease in the average days sales receivable resulted primarily from improved collection staff stability and better credit control to avoid the occurrence of additional delinquencies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         As of June 3, 1998, a stockholder of the Company owning 8,929,053 (approximately 77.5%) of the 11,525,958 shares of the Company's common stock ("Common Stock") outstanding on such date consented in writing to amending the Company's certificate of incorporation (a) to effect a two-for-five reverse split (the "Reverse Split") of the issued and outstanding shares of Common Stock, and (b) to decrease the total number of shares of Common Stock which the Company has authority to issue from 20,000,000 to 8,000,000. An information statement, pursuant to Regulation 14C under the Securities Exchange Act of 1934, relating to the foregoing stockholder action was distributed on or about June 9,1998 to stockholders of record as of the close of business on June 3, 1998 and the Reverse Split and decrease in the number of authorized shares became effective on July1, 1998.

Item 5. Other Information

          In September 1998, Mr. Frank Cheng, 43, was appointed President of the Company, replacing Mr. Duke Liao, who remains Chairman and Chief Executive Officer of the Company. Mr. Cheng has more than two decades of diverse experience in the computer industry. Most recently, he managed and had total operational and financial responsibility for Arsys Innotech Corporation's computer distribution business in Texas. Prior to that, he served for more than six years, until March 1996, as the Managing Director of the Southwest Region for DTK Computer Inc., a distributor and assembler of computer systems, where he was responsible for all of DTK's operations and its financial results in the region. For eight years prior to working for DTK, Mr. Cheng served as a Senior System Analyst for the Federal Reserve Board. Mr. Cheng's diverse management experience includes computer system design, supervision of procedures, finance, sales and marketing. Mr. Cheng is an MBA with a computer science degree from the University of Central Oklahoma.

          In August 1998, Mr. Martin Tsai resigned as the Company's Vice President and Chief Financial Officer and as a member of its Board of Directors. Mr. Tsai's resignation was by mutual agreement between him and the Company. Mr. Cheng has been serving as acting Chief Financial Officer while the Company searches for a permanent replacement for Mr. Tsai.

          On October 22, 1998, the Company attended an oral hearing to appeal the decision by the Nasdaq Listing Qualifications Panel to de-list the Common Stock from the Nasdaq National Market and to disallow the transfer of the Common Stock's listing to The Nasdaq SmallCap Market ("SmallCap Market") based principally on the fact that the per share bid price of the Common Stock had fallen below $1.00 (the minimum required for listing the Common Stock on the SmallCap Market). The Company is awaiting the Nasdaq Panel's decision regarding this appeal. In the event the Common Stock is not permitted to be listed on the SmallCap Market, the Company expects that the Common Stock will trade on the OTC Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 27 (financial data schedule for the nine months ended September 30, 1998)

     (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 1998


                                 LIUSKI INTERNATIONAL, INC.




                               By:/s/
                                  --------------------------------------
                                 Frank Cheng
                                 President and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)