Form 10-K
period 1998-12-31
LIUSKI INTERNATIONAL INC /DE
filed 1999-04-02
CIK 876429

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of the registrant's Common Stock on March 19, 1999, was approximately $1,441,000.

As of March 19, 1999, the registrant had 4,610,292 shares of Common Stock, $.01 par value per share outstanding.

                                     PART I

ITEM 1.  BUSINESS

General

     The Company is a distributor of microcomputer peripherals, components and accessories throughout the U.S. and in certain foreign countries. The Company also has previously offered its own Magitronic brand of IBM-compatible personal computers and notebooks, as well as Magitronic private-label components and accessories. However, as described below, the Company has ceased purchasing inventory, ceased the Magitronic brand assembly operations and begun closing a number of its distribution centers. The Company has distributed products made by U.S. manufacturers, including Samsung Information Systems America, Inc. ("Samsung") and Western Digital Corporation ("Western Digital"). In addition, the Company has distributed private-label products made by foreign manufacturers. Customers of the Company have been value-added resellers, systems integrators, consultants, retail stores, smaller distributors, end-user corporations and government entities. (See "Strategy and Current Developments" below).

     Although the Company's business has not been highly seasonal, the second calendar quarter has been generally a period of weaker net sales in comparison to the rest of the year.

     The Company is a Delaware holding company and has eight wholly-owned subsidiaries that have operated its business. The names of these eight subsidiaries are: Liuski International New York, Inc.; Liuski International Miami, Inc.; Liuski International Texas, Inc.; Liuski International, Illinois, Inc.; Liuski International, California, Inc.; Liuski International Atlanta, Inc.; Magitronic Technology, Inc.; and Liuski International Toronto, Inc.


Strategy and Current Developments

     The Company's credit facility originally expired in June 1998 and had been extended from time to time since the original termination date. Since December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility and had been discussing these defaults with its lender with the goal of renegotiating the credit facility.

     In early January 1999, the Company was notified by its lender that further extensions of the credit facility due date would not be granted. Consequently, on or about January 22, 1999, in order to repay the secured lender, the Company ceased purchasing inventories, cut its workforce by seventy-five percent (approximately 90 personnel), ceased the Magitronic brand assembly operations and began the process of closing its Miami, Los Angeles, Chicago and Toronto operations. Additionally, the Company began selling excess fixed assets and inventories at discounted prices on a COD basis to accelerate the inflow of cash. Consequently, the 1998 consolidated financial statements include charges for the impairment of fixed assets and reduction of inventories to the lower of cost or market-based upon these events. As a consequence of the Company's implementation of this plan, the secured lender has agreed to forbear from exercising its rights and remedies under the credit facility through April 16, 1999. The secured lender has reserved all of these rights and remedies. The amount owed to the secured lender has decreased from $10,340,252 ($6,289,889 under the revolving credit loan and $4,050,363 under the inventory floor planning facility -- see Note 3) at December 31, 1998 to $1,506,174 at March 19, 1999, a decrease of $8,835,078 or 85%.

     Management does not plan to discontinue operations and/or file for bankruptcy. The first priority of management is to continue raising cash to pay off the secured debt. The Company is exploring other financial arrangements, including potential buyers, new secured financings and potential capital infusions from the majority shareholder or others to support operations when and if the repayment of the secured lender is complete. If this process is completed favorably, management plans to move operations to a smaller location and try to reestablish its presence in the computer distribution industry on a smaller basis. In order to continue operations, the Company will have to negotiate reductions of the amount it owes to its vendors and other unsecured creditors. The success of this plan depends on the Company's securing new financing and the willingness of creditors to accept settlements. There can be no assurance that management's plan will be successful.

     This Annual Report on Form 10-K should be read in conjunction with the disclosure set forth in this section, "Strategy and Current Developments."

Regional Sales

     The following table sets forth a regional breakdown for the periods indicated of the Company's net sales and the percentage of the Company's total net sales represented thereby:

                                                               Year Ended December 31,
                                      1998                             1997                              1996
                          ------------------------------ ---------------------------------- --------------------------------
                                                                  ($ in thousands)

REGION
Northeast(1)                   $  31,387           18.7%        $  53,992            18.6%      $  82,772             19.6%
Southeast                         88,294           52.4%          168,900            58.1%        218,427             51.7%
Mid- and Southwest                32,942           19.6%           46,740            16.1%         73,336             17.4%
West                              15,574            9.3%           21,076             7.2%         43,301             10.3%
Pacific(2)                             -               -                -                -          1,230              0.3%
Mail Order(3)                          -               -                -                -          3,244              0.7%
                            ------------    ------------       ----------     ------------    -----------         ---------

     Total                      $168,197          100.0%         $290,708           100.0%       $422,310           100.00%
                              ==========         =======       ==========          =======     ==========          ========
-------------

(1) Includes the distribution  center located in Toronto,  Canada.

(2) Includes Hong Kong sales center that was closed during 1996.

(3) The Company discontinued its direct mail operations (ProCORP) in June 1996.

The discussions which follow in this Item 1 are indicative of the Company's business as it existed during 1998 but must be considered in light of the Company's having ceased purchasing inventory, ceased assembly of Magitronic products and begun to close a number of its distribution centers during January 1999. See "Strategy and Current Developments," above.

Products (see "Strategy and Current Developments" above)


     Sales of the Company's Magitronic brand of personal computers and notebooks as a percentage of total net sales were 14.9%, 19.3% and 21.0% for the years ended December 31, 1998, 1997 and 1996, respectively. Included in Magitronic personal computers are private-label and brand-name components that the Company has sold separately in its distribution business.

     The major categories of products distributed by the Company in 1998 are described below:

     Magitronic Microcomputers and Notebooks. The Company distributed 15 standard Magitronic brand IBM-compatible personal computers. Magitronic offered systems ranging from Pentium 200MMX MHz to high-end Pentium-II 400 MHz. The

Company  distributed  12  standard  Magitronic  brand  IBM-compatible   notebook
computers which ranged from Pentium 166 MMX MHz to Pentium II 266 MHz with 12.1", 13.3", 14.1" TFT LCD (see "Strategy and Current Developments" above).

     Other Magitronic Brand Products. The Company's other Magitronic brand products consisted of monitors, power supplies, keyboards, chassis, motherboards, add-on boards, I/O boards, video display boards, surge suppressers, sound boards, multimedia kits, fax modems, and various network products.

     Mass Storage. The Company distributed Western Digital and Samsung hard disk drives, Goldstar and Samsung CD-ROMs, and Agate floppy diskettes.

     Monitors. The Company distributed Magitronic and Goldstar Technology, Inc. monitors.

     Multimedias. The Company distributed soundboards, video cards and speakers that facilitate music, sound and video pictures that are produced by computers. The Company distributed multimedia products from Magitronic and Diamond Computer Systems, Inc.

     Networking Products. Local area networks (LANs) allow communication among computers. The Company sold networking products of Complex and Magitronic.

     Software. Along with its own Magitronic personal computers, the Company bundled Lotus Smart Suite, MS-DOS and Windows software under licenses from Lotus and Microsoft.


Suppliers (see "Strategy and Current Developments" above)

     Products were selected by the Company to minimize competition among suppliers' products while maintaining some overlap to provide protection against product shortages and discontinuations and to provide different price points for certain items. None of the Company's material supply agreements requires the sale of specified quantities of products. The Company is not restricted from selling similar products manufactured by competitors. The Company has the ability to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, customer demand or supplier distribution policy.

     Many of the Company's U.S. suppliers provided price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customer. Not all of the Company's products were covered by these programs. Such suppliers accept defective merchandise returned within 12 to 15 months after shipment to the Company and most permit the Company to rotate its inventory by returning slow moving inventory for other inventory.

     The Company sourced products for its private-label lines from approximately 20 manufacturers, primarily located in the Far East. It is the Company's practice to establish direct relationships with each supplier in order to select products and negotiate price, quality and other supply issues required. The Company has not acquired new products from vendors since January 1999. See "Strategy and Current Developments," above.


Assembly Operations

     Throughout 1998, the Company assembled its Magitronic brand of personal computers at its facility located in Norcross, Georgia. The Company did not manufacture any of the subassemblies or components used in the assembly of its Magitronic personal computers. All of the subassemblies and components are items included in the products offered by the Company in its distribution operations. On January 22, 1999, the Company ceased its assembly operations (see "Strategy and Current Developments" above).

Sales and Marketing

     The Company's sales operations are conducted from its distribution center at Norcross, Georgia and from sales offices located in New York. (see "Strategy and Current Developments" above).


Customer Support

     The Company provides technical assistance to customers contacting the customer service departments during normal business hours. Defective Magitronic personal computers that are returned to the Company during the one year warranty period (two years for notebooks) were tested by the Company and replaced entirely or repaired if the Company was able to simply replace the defective component(s). The Company serviced Magitronic personal computers that were no longer covered by warranty and charged the customers for these services. Generally, the Company shipped returns of other defective products to the manufacturer or sent them to an authorized manufacturer repair center. The Company generally accepted returns of "Dead On Arrival" products within 30 days from invoice. The Company provided full refunds for products returned within two weeks due to the Company's error in filling or writing a product order. Due to employee reductions in January 1999, the Company's level of services to its customers has been significantly reduced and the Company continues to provide technical assistance to its customers on a limited basis - See "Strategy and Current Developments," above.

     Returns have historically been approximately 5% of net sales. The Company does not maintain separate records with respect to the rate of return of its Magitronic brand personal computers as compared to its other products. The Company does not believe that the cost of product returns has been material as substantially all of these costs were reimbursed to the Company by its suppliers through credits and/or replacements; however, the Company accrues for losses and warranty costs for returned goods, which are not covered by supplier protection, at the time of sale.


Employees

     As of March 19, 1999, the Company had 24 full-time employees, including 2 in sales, 1 in engineering, 2 in customer service, 4 in warehouse, 14 in administrative and 1 in data processing.


Patents, Trademarks and Licenses

     The Company does not have any patents and does not consider patents significant to its operations.

     The trademarks "Magitronic" and "Magitronic - The Power of Value" are registered in the U.S., Canada and certain foreign countries and registrations are pending in several others. The trade-name Liuski is registered in the U.S., Canada and certain other foreign countries.


Competition

     The microcomputer distribution industry is intensely competitive and is characterized by constant pricing pressures and rapid product performance improvement and technological change resulting in relatively short product life cycles and rapid product obsolescence. Competition is primarily based on product lines and availability, price, delivery and other support services. Competitors include other national distributors, regional distributors and manufacturers' direct sales organizations, many of which have substantially greater technical and financial resources than the Company.

     The Company's Magitronic personal computers and private-label Magitronic products have competed with a large number of manufacturers, most of which have significantly greater financial, technological and marketing resources than the Company and many of which market products principally on the basis of price. Microcomputer manufacturing competitors include Compaq Computer Corp., Dell Computer Corp., Packard-Bell, Toshiba, IBM and ACER, as well as private-label manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.


ITEM 2.  REAL PROPERTY

       Most of the Company's leases have initial terms not exceeding five years to allow the Company flexibility to accommodate potential relocation. Information is set forth below regarding the Company's distribution and sales centers.


                               Floor Area                           Current
                               Approximate         Lease             Annual
        Location               Square Feet     Expiration Date        Rent
        --------------------  -------------  -------------------  -------------
        Norcross, GA             156,000      December 31, 1999       $546,700
        Plainview, NY             10,000          July 31, 2003         85,000
        Chicago, IL               34,000      December 31, 1999        178,600
        Miami, FL                 28,800       October 31, 2000        213,000
        Los Angeles, CA (1)       49,500           May 31, 2000        211,100
        Los Angeles, CA            4,150      November 30, 1999         64,000
        Toronto, Canada           34,100         March 31, 1999         22,600
                              -------------                         ----------
              Total              316,550                            $1,321,000
                              =============                         ==========

    (1) This location has been subleased to third parties.


ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named in a number of lawsuits, primarily by vendors, demanding to be paid for products allegedly delivered to the Company. One such case by a vendor, Hansol Electronics, Inc., seeks $853,380 plus interest for computer monitors allegedly previously delivered to the Company. The liabilities arising from these actions may have a material adverse effect upon the Company. In addition, the Company's obligations to its landlords arising from the Company's closing of a number of its distribution centers may have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on the OTC Bulletin Board under the symbol "LSKI." The Common Stock was delisted from The NASDAQ SmallCap Market on January 13, 1999. The Common Stock had also traded on The NASDAQ National Market until November 1998. As of March 19, 1999, there were approximately 100 holders of record of the Company's common stock. The following table sets forth the high and low last sale prices for the Company's Common Stock, as reported by the NASDAQ National Market and/or The

NASDAQ SmallCap Market, for the periods indicated. (All per share amounts have been restated to reflect the two-for-five reverse stock split which became effective on July 1, 1998).


        Calendar Period                                High             Low
        ---------------                               ------           -----
        Year Ended December 31, 1997
             First quarter                              6.25            3.44
             Second quarter                             4.06            2.66
             Third quarter                              5.00            3.28
             Fourth quarter                             3.75            1.00


        Year Ended December 31, 1998
             First quarter                              2.29            1.33
             Second quarter                             2.73            0.50
             Third quarter                              2.00            0.63
             Fourth quarter                             1.13            0.50


The last closing bid price of the Company's Common Stock through March 19, 1999 was $ 5/16.


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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     (In thousands, except per share amounts)

     The following table sets forth certain selected consolidated financial data of the Company for the five years ended December 31, 1998.

     Data relating to the years ended December 31, 1998, 1997, 1996, 1995, and 1994 is derived from the Consolidated Financial Statements appearing elsewhere in this Report or in previous reports which have been audited by BDO Seidman, LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements, the notes thereto and the report thereon included elsewhere in this Report.

 Income Statement Data:
                                                               Year ended December 31,
                                           1998            1997           1996          1995           1994
                                      ---------------- -------------- ------------- -------------- --------------

Net Sales                                 $168,197         $ 290,708    $ 422,310      $ 395,135     $ 365,101
 Gross Profit                             $   4,802        $  17,342    $  26,072      $  29,592     $  28,424
 Selling, General and
      Administrative Expenses             $  21,178        $  24,684    $  33,352      $  29,202     $  25,375
 (Loss) Income from Operations            $ (16,376)       $ (7,342)    $ (7,280)      $     390     $   3,049
 Net (Loss) Income                        $ (17,640)       $(10,688)    $ (7,815)      $ (1,069)     $   1,042
 Basic (Loss) Income
      Per Common Share                    $  (3.89)        $  (5.72)    $  (4.46)      $   (.61)     $     .59
 Diluted (Loss) Income
      Per Common Share                    $  (3.89)        $  (5.72)    $  (4.46)      $   (.61)     $     .57


 Balance Sheet Data:
                                                                      December 31,
                                           1998            1997           1996          1995          1994
                                      ---------------- -------------- ------------- ------------- --------------
 Working Capital                           $(1,491)         $ 14,583    $  15,953       $ 44,650    $   44,968
 Total Assets                              $ 20,521         $ 56,943    $  90,454       $ 83,708    $   74,043
 Long-Term Liabilities                     $      -         $      -    $     406       $ 21,667    $   21,119
 Stockholders' (Deficit) Equity            $  (426)         $ 17,214    $  18,524       $ 26,339    $   27,408


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This Item 7 should be read in conjunction  with the disclosure in "Business
- Strategy and Current Developments", above.

Years ended December 31, 1998 and 1997

     Net Sales: Net sales for the year ended December 31, 1998 were $168,196,805, representing a net decrease of $122,511,423 (42.1%) from
$290,708,228 for the year ended December 31, 1997. The Company's distribution sales, which exclude Magitronic systems and notebooks, for the year ended
December 31, 1998 decreased to $143,212,755 (85.1% of net sales) from $234,587,392 (80.7% of net sales) for the year ended December 31, 1997. The Company's sales were negatively affected by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. Additionally, turnover in sales personnel and the gradual downsizing of operations throughout the year due to competitive pressures as well as the instability of the Company's credit facility contributed to the decrease in sales. The wholesale distribution line has historically made up the majority of the Company's sales.

     Sales of the Company's Magitronic brand of personal computers and notebooks for the year ended December 31, 1998 decreased to $24,984,050 (14.9% of net sales) from $56,120,836 (19.3% of net sales) for the year ended December 31, 1997. The decrease in Magitronic sales is substantially attributable to lower sales of notebook computers and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. In addition, there has been substantial turnover in Magitronic product management, which has contributed to the reduction in Magitronic sales. Included in Magitronic personal computers are private-label and brand-name components that the Company also sold separately in its distribution business. The Company also sold components separately under the Magitronic name. As discussed above, as of January 1999, the Company ceased purchasing inventory, ceased the Magitronic brand assembly operations and began closing a number of its distribution centers.

     Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

     Gross Profit: Gross profit decreased by $12,540,482 to $4,801,540 (2.85% of net sales) for the year ended December 31, 1998 from $17,342,022 (6.0% of net sales) for the year ended December 31, 1997. The dollar decrease in gross profit is directly attributable to the 42.1% sales decrease from the prior year as discussed above. Margins were negatively affected by the sale of certain slower moving goods at discounted prices. Additionally, the Company continued to experience lower utilization of vendor programs such as rebates, returns and price protection due to turnover of personnel and change in vendors and wrote off approximately $2.5 million of these vendor credits during the fourth quarter of 1998. Also, a charge of $1,565,000 was taken in the fourth quarter of 1998 to reduce inventories to the lower of cost or market.

     The computer industry has experienced intense price competition and management believes that the price competitive conditions in the industry will continue.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased as a percentage of net sales from 8.5% for the year ended December, 31, 1997 to 12.5% for the year ended December, 31, 1998. Such expenses decreased from $24,683,516 in 1997 to $21,177,605 in 1998. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to sales decreasing at a higher rate than expenses. The dollar decrease in these expenses was primarily a result of lower operating levels and significant lay-offs of personnel. During 1998, the Company's number of employees was reduced by approximately 160. Salaries for the year ended December 31, 1998 decreased to $6,950,496 (4.1% of net sales) from $10,470,721
(3.6% of net sales) for the year ended December 31, 1997, as a result of the reduction in the number of employees. Additionally, the Company's bad debt expense increased to $3,264,381 (1.9% of net sales) for the year ended December 31, 1998, from $1,811,721 (0.6% of net sales) for the year ended December 31, 1997, due to a deterioration of collectibility, due in part to turnover in the collection personnel.

     Other Expenses: Interest expense decreased to $1,374,991 in 1998 from $2,254,934 in 1997. The decrease in interest expense was due to a decrease in borrowings as well as the full year effect of the December 1997 interest rate reduction to 150 basis points over the prime rate.

     Income Taxes: Income taxes decreased from a $888,000 net expense in 1997 to zero in 1998. This change is due to the reduction of deferred income tax assets in 1997 that existed as of December 31, 1996. As of December 31, 1998 and 1997, a 100% valuation allowance exists against net deferred tax assets due to the uncertainty of the Company's ability to realize such assets. The realization of deferred tax assets is entirely dependent upon the generation of future taxable income.

     Net Loss: Net loss increased by $6,951,683 to $17,639,841 (10.5% of net sales) for the year ended December 31, 1998 from a loss of $10,688,158 (3.7% of net sales), for the year ended December 31, 1997. The Company's net loss for the year ended December 31, 1998 was substantially affected by the decrease in sales and gross profit as well as increases in bad debt discussed earlier in this section.


Years ended December 31, 1997 and 1996

     Net Sales: Net sales for the year ended December 31, 1997 were $290,708,228, representing a net decrease of $131,602,041 (31.2%) from
$422,310,269 for the year ended December 31, 1996. The Company's distribution sales, which exclude Magitronic systems and notebooks, for the year ended
December 31, 1997 decreased to $234,587,392 (80.7% of net sales) from $333,621,593 (79.0% of net sales) for the year ended December 31, 1996. The Company's sales were negatively affected by shortages of working capital resulting in the inability of the Company to maintain sufficient inventory of certain of the Company's products. Additionally, Management began tightening the Company's credit policy during 1997 in response to increased bad debt write-offs experienced in the prior year. Since Mr. Liao assumed the role of Chairman of the Board and Chief Executive Officer of the Company midway through 1997, the Company's sales approach increased the emphasis on higher profit margin items to creditworthy customers. This change in philosophy contributed to the net decrease in sales. The Company's mail order business was discontinued in June 1996. The wholesale distribution line has historically made up the majority of the Company's sales.

     Sales of the Company's Magitronic brand of personal computers and notebooks for the year ended December 31, 1997 decreased to $56,120,836 (19.3% of net sales) from $88,688,676 (21.0% of net sales) for the year ended December 31, 1996. The decrease in Magitronic sales was substantially attributable to lower sales of notebook computers in the first quarter, volume decreases throughout the year resulting from tightening credit policies and price decreases in components which have resulted in a corresponding price decrease in Magitronic personal computers and notebook computers. Specifically, Intel central processing units ("CPU's") dropped in price by fifty percent (50%), and monitor and CD ROM prices also decreased dramatically. In addition, there was substantial turnover in Magitronic product management, which contributed to the reduction in Magitronic sales. Included in Magitronic personal computers are private-label and brand-name components that the Company also sold separately in its distribution business. The Company also sold components separately under the Magitronic name. To enhance the visibility of Magitronic products, in January 1996, the Company created its Magitronic Technology, Inc. subsidiary to focus on distributing Magitronic products.

     Although the Company's business is not highly seasonal, the second calendar quarter is generally a period of weaker net sales in comparison to the rest of the year.

     Gross Profit: Gross profit decreased by $8,730,122 to $17,342,022 (6.0% of net sales) for the year ended December 31, 1997 from $26,072,144 (6.2% of net sales) for the year ended December 31, 1996. The dollar decrease in gross profit is directly attributable to the 31.2% sales decrease from the prior year as discussed above. Margins were negatively affected by the sale of certain slower moving goods at discounted prices to improve the quality of goods on hand. Additionally, the Company continued to experience lower utilization of vendor programs such as rebates, returns and price protection due to turnover of personnel and change in vendors.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased as a percentage of net sales from 7.9% for the year ended December, 31, 1996 to 8.5% for the year ended December, 31, 1997. Such expenses decreased from $33,352,034 in 1996 to $24,683,516 in 1997. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to lower sales as well as a $575,000 charge relating to the settlement of a lawsuit. The dollar decrease in these expenses was primarily a result of lower sales levels and significant lay-offs of personnel. During 1997, the Company's number of employees was reduced by approximately 100. Salaries for the year ended December 31, 1997 decreased to $10,470,721 (3.6% of net sales) from $13,901,605 (3.3% of net sales) for the year ended December 31, 1996 as a result of the reduction in the number of employees. Additionally, the Company's bad debt expense decreased to $1,811,721 (0.6% of net sales) for the year ended December 31, 1997, from $5,330,234 (1.3% of net sales) for the year ended December 31, 1996, due to the Company's tightening of credit policies and increased focus on quality sales. For the year ended December 31, 1996, the Company had provided and extended credit terms to a growing percentage of its customer base, as well as encountered difficulties with the Company's systems of processing, tracking and monitoring the collection of accounts. The conversion of the Company's management information systems contributed to these difficulties as well as turnover of staff in the credit department.

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

     Income Taxes: Income taxes changed from a $1,652,000 net benefit in 1996 to a $888,000 net expense in 1997 due primarily to the provision of a 100% valuation allowance against net deferred tax assets due to the uncertainty of the Company's ability to realize such assets. The realization of deferred tax assets is entirely dependent upon the generation of future taxable income. This deferred tax expense was partially offset by a current benefit, which represents the carryback of current year losses to obtain tax refunds.

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


Liquidity and Capital Resources

     The Company has suffered net losses of $17,639,841, $10,688,158 and $7,815,440 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's credit facility originally expired in June 1998 and had been extended from time to time since the original termination date. Since December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility and had been discussing these defaults with its lender with the goal of renegotiating the credit facility.

     In early January 1999, the Company was notified by its lender that further extensions of the credit facility due date would not be granted. Consequently, on or about January 22, 1999, in order to repay the secured lender, the Company ceased purchasing inventories, cut its workforce by seventy-five percent (approximately 90 personnel), ceased the Magitronic brand assembly operations and began the process of closing its Miami, Los Angeles, Chicago and Toronto operations. Additionally, the Company began selling excess fixed assets and inventories at discounted prices on a COD basis to accelerate the inflow of cash. Consequently, the 1998 consolidated financial statements include charges for the impairment of fixed assets ($679,000 included in selling, general and administrative expenses) and reduction of inventories to the lower of cost or market ($1,565,000 included in cost of sales) based upon these events. Cash receipts are being monitored throughout each day and are used to reduce amounts owed to the secured lender with accounts payable to vendors remaining unpaid and aging. As a result of the Company's implementation of this plan, the secured lender has agreed to forbear from exercising its rights and remedies under the credit facility through April 16, 1999. The secured lender has reserved all of these rights and remedies. The amount owed to the secured lender has decreased from $10,340,252 ($6,289,889 under the revolving credit loan and $4,050,363 under the inventory floor planning facility -- see Note 3) at December 31, 1998 to $1,506,174 at March 19, 1999, a decrease of $8,835,078 or 85%. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Management does not plan to discontinue operations and/or file for bankruptcy. The first priority of management is to continue raising cash to pay off the secured debt. The Company is exploring other financial arrangements, including potential buyers, new secured financings and potential capital infusions from the majority shareholder or others to support operations when and if the repayment of the secured lender is complete. If this process is completed favorably, management plans to move operations to a smaller location and try to reestablish its presence in the computer distribution industry on a smaller basis. In order to continue operations, the Company will have to negotiate reductions of the amount it owes to its vendors and other unsecured creditors. The success of this plan depends on the Company's securing new financing and the willingness of creditors to accept settlements. There can be no assurance that management's plan will be successful.

     The Company finances its operations through borrowings under its revolving credit loan, equity capital and credit terms from its major suppliers. Net cash provided by operating activities was $11,411,194 and $3,701,852 for the years ended December 31, 1998 and 1997, respectively. The increase in net cash flows from operating activities between 1998 and 1997 in the amount of $7,709,342 primarily resulted from significant decreases in accounts receivable and inventories, partially offset by corresponding decreases in accounts payable and accrued expenses. For the years ended 1998 and 1997, the Company generally paid its suppliers approximately 35 to 45 days from date of invoice. Terms vary from one day to 60 days.

     Working capital was $(1,491,468) and $14,583,485 as of December 31, 1998 and 1997, respectively. On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. Amendments to the facility due to the Company's default of certain financial covenants consisted of a decrease in the maximum amount available for borrowing under the revolver to $20,000,000 and an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, the borrowing rate was reduced to 150 basis points over the prime rate (7.75% as of December 31, 1998). As of December 31, 1998 and 1997, the Company owed $6,289,889 and $18,424,730, respectively, under its revolving credit loan. As of December 31, 1998, the Company had $6,314,980 available for cash borrowings under its revolving credit loan and floor planning of inventory purchases.


Asset Management

     The Company has ceased purchasing inventory as of January 1999 and began selling excess fixed assets and inventories at discounted prices on a COD basis; the information set forth below was applicable to the Company during 1998 but is qualified by such recent developments.

     Inventory. Most products are stocked to provide a 30 to 45-day supply. The Company often reduces prices of products in its inventory in order to improve its turnover rate. The Company turned its inventory on average every 46 days during 1998 and 45 days during 1997. The Company takes a physical inventory every month that is compared to its perpetual inventory and monitors inventory levels daily according to sales made by product and distribution center.

     While the Company distributes products of more than 50 U.S. manufacturers, approximately 14.6% and 10.4% of the Company's net sales for 1998 were derived from products manufactured by Western Digital and Samsung, respectively, which are the Company's two largest U.S. suppliers. The Company has written supply agreements with both Western Digital and Samsung. Additionally, the Company purchases goods from approximately 20 vendors who are located in the Far East. The purchases from these vendors were approximately 16.3% of the Company's total purchases for 1997 and comprised approximately 37.6% of the Company's net sales for 1997. The loss of any of these suppliers, or a shortage in a particular product supplied by them, could have a material adverse impact on the Company during the period the Company believes it would need to establish alternate sources of inventory supply at required volume levels. The Company has not acquired inventory from vendors since January 1999. See "Strategy and Current Developments," above.

     Accounts Receivable. The Company primarily sells its products on the basis of cash, C.O.D. or on terms of up to 30 days. The Company's average days' receivable was approximately 34 days and 27 days for the years ended December 31, 1998 and 1997, respectively. The increase in the average days' sales receivable was a result of reduced sales and turnover in collection personnel which contributed to a deterioration of collectibility.


Year 2000 Risks

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain data-based information referencing the year 2000. This is commonly referred to as the "Year 2000 issue." Given the current state of the Company's business and financial condition as disclosed above, the Company has had limited resources and personnel to address this issue. The Company does not have a formal contingency plan, nor has it specifically allocated funds, to address the year 2000 issue. The Company believes that the products which it distributes for sale are Year 2000 compliant but has not been able to independently verify the Year 2000 compliance of each such product. The Company also has not assessed the risk to the Company with respect to the compliance of vendors and suppliers which have been important to the Company in the past. The Company believes that its internal systems and devices are Year 2000 compliant but has not specifically allocated resources and personnel to ascertain this belief. During 1998, the Company discovered that its inventory bar-coding equipment was not Year 2000 compliant and has discontinued use of this equipment. This inventory system has been supplanted by other procedures. The total costs to be incurred by the Company to become Year 2000 compliant cannot be currently estimated but could be material to the Company's financial position and results of operations, and are expected to be charged to expense as incurred. The Company may also incur costs related to any customer claims or other claims against the Company relating to Year 2000 compliance or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate will be subject to change as the Year 2000 approaches. Achieving Year 2000 compliance will depend on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be materially adversely affected.


Management Estimates

     Financial statements prepared in conformity with generally accepted accounting principles necessitate the use of management estimates. Management has estimated reserves for inventory and uncollectible vendor and accounts receivables based upon historical and developing trends, aging of items and other information it deems pertinent to estimate collectibility and realizability. It is reasonably possible that these reserves will change within a year, and the effect of the change could be material to the consolidated financial statements.


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


Recent Accounting Pronouncements

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a)(1) and (2) of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

  Name                   Age    Positions and Offices
 ---------------------- ------- ------------------------------------------------

  Chih-Hung Liao          43    Chairman of the Board of Directors
                                  and Chief Executive Officer
  Frank Cheng             44    President
  Kenny Liu               45    Director


     Chih-Hung "Duke" Liao has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since June 1997 and as its President from September 1997 to September 1998. Since founding DTK Computer, Inc. ("DTK") in 1986, Mr. Liao has been its President and Chairman. DTK is a distributor and assembler of computer systems and is wholly-owned by DTK Technology (USA), Inc., of which Mr. Liao is the majority shareholder and Chairman. Mr. Liao is also the founder, majority shareholder and Chairman of other companies in the computer systems and assembly business which do business in Germany, France, the United Kingdom, Austria, Poland and Hungary. In 1990, Mr. Liao also founded, and has since been majority shareholder and Chairman of, Gemlight Computer Ltd. ("Gemlight"), a Hong Kong corporation which manufactures computer motherboards, casings, power supplies and other parts at factories in China and Taiwan. Since 1994, Mr. Liao has been President and majority shareholder of Advanced Creative Computer Corp. Inc., a Taiwan corporation, engaged in research and development and assembly and distribution of computer motherboards and workstations in Taiwan.

     Frank Cheng has served as President of the Company in September 1998. Mr. Cheng has more than two decades of diverse experience in the computer industry. Most recently, he managed and had total operational and financial responsibility for Arsys Innotech Connection's computer distribution business in Texas. Prior to that, he served for six years, until March 1996, as the Managing Director of the Southwest Region for DTK, where he was responsible for all of DTK's operations and its financial results in the region. For eight years prior to working for DTK, Mr. Cheng served as Senior System Analyst for the Federal Reserve Board. Mr. Cheng's diverse management experience includes computer system design, supervision of procedures, finance, sales and marketing. Mr. Cheng received an MBA with a computer science degree from the University of Central Oklahoma.

     Kenny Liu has served as a member of the Board of Directors of the Company since June 1994. Since 1994, he has served as the President and Chief Executive Officer of IGS, Inc., a privately-held multimedia company. Prior thereto, Mr. K. Liu served as the Chief Executive Officer of Opti, Inc. from January 1989 to March 1994, served as its President from January 1989 to February 1993, and, from February 1993 to July 1994, served as the Chairman of the Board. From September 1986 to January 1989, Mr. K. Liu was employed by Chips and Technologies, Inc., a chipset design company, serving most recently as a design manager. Mr. K. Liu holds a B.S. degree in Electrical Engineering from National Cheng-Kung University and an M.S. degree in Electrical Engineering from Ohio State University.

     The Company's policy is to pay independent members of the Board of Directors $16,000 per year as director's fees. Edwin Feinberg, who resigned during the last quarter of 1998, and Kenny Liu were independent directors of the Company during 1998. Effective February 1, 1998, the Company reduced the exercise prices of the 6,000 options held by Mr. K. Liu from $11.875 per share to $5.3125 per share. Three thousand of these options have expired and the remainder will expire on April 17, 1999. During June 1998, the Company granted to Mr. K. Liu options to purchase 6,000 shares of Common Stock at a price of $1.175 per share, such options vesting as to 2,000 shares on each of the first three anniversaries of the date of the grant and expiring five years from the date of grant. The same number of options were granted to Mr. Feinberg and Martin Tsai during 1998 but they were cancelled upon their resignations from the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     A review of the Form 3 and 4 reports filed or due in 1998 relating to the Company's securities indicates that a report relating to the appointment of Martin Tsai (who was at the time already an affiliate of the Company) as a director of the Company and a report relating to the purchase of 15,985 shares of Common Stock by Mr. Tsai during November and December 1997 were not filed timely.

ITEM 11. EXECUTIVE COMPENSATION

     The table below discloses all cash compensation awarded to, earned by or paid to the Company's present and former Chief Executive Officer and each executive officer of the Company who earned $100,000 or more for services rendered in all capacities to the Company during the fiscal year ended December 31, 1998. In addition, it provides information with respect to the compensation of the named executive officers for 1997 and 1996.

                           Summary Compensation Table
                           --------------------------

                                                                  Annual Compensation
                                                                                                              Long-Term
        Name and Principal                                                                Other Annual       Compensation
           Position(1)                   Year            Salary             Bonus         Compensation         Options
----------------------------------- ---------------- ---------------- ---------------- ------------------- -----------------

Duke Liao
    Chairman and CEO                     1998                  --               --               --                  --
                                         1997                  --               --               --                  --

Martin Tsai
   Former Chief Financial Officer        1998            $ 46,667               --         $147,909 (1)              --
                                         1997            $ 70,000               --               --                  --
                                         1996            $ 70,000               --               --                  --


(1) Severance package.


Employment Agreements

     The Company does not have employment contracts with any of its employees. During 1998, Mr. Martin Tsai received approximately $148,000 as severance pay from the Company upon his resignation from the Company in August 1998.


Stock Options

     The Company did not grant any options to its named executive officers during the fiscal year ended December 31, 1998, except that options to purchase 6,000 shares were granted to Martin Tsai which options were later canceled. None of the Company's named executive officers had unexercised options to purchase shares of the Company's Common Stock at December 31, 1998.


Compensation Committee Interlocks and Insider Participation

     Duke Liao and Martin Tsai were during 1998 members of the Company's Board of Directors and participated in deliberations concerning executive officer compensation but none of them voted on his own individual compensation. Their joint deliberations gave rise to conflicts of interest which could have affected their compensation and the number of stock options granted to them individually and as a group.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 19, 1999 pertaining to the beneficial ownership of the Common Stock by (i) persons known to the Company to own 5% or more of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) directors and executive officers of the Company as a group. Each such person has sole voting and investment powers with respect to his shares. This information has been obtained from the Company's records, or from information furnished directly by the individual or entity to the Company. (All common share amounts have been restated to reflect the two-for-five reverse stock split which became effective on July 1, 1998).

                                     Number of Shares            Percentage of
Name of Beneficial Owner            Beneficially Owned        Outstanding Shares
------------------------            ------------------        ------------------

Duke Liao                              3,089,945                     67.0%

Kenny Liu                                  3,000  (1)                 *

All directors and executive
  officers as a group
(2 individuals)                        3,092,945  (1)                67.0%
                                      -----------                    -----

*    Less than 1%

(1) Represents shares subject to stock options granted by the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In order to provide working capital for the Company, Duke Liao, the Company's current Chairman, Chief Executive Officer and principal stockholder, made loans to the Company of $9,219,928 during 1997 which loans and interest thereon were converted into 725,905 shares of Common Stock at $3.2813 per share and 100 shares of preferred stock. In January 1998, all 100 shares of preferred stock were converted into 2,132,268 shares of common stock at $3.2813 per share.

     The Company purchases inventories from five companies that are owned by or are otherwise related to Mr. Liao. The Company and each of these affiliates do not give special preference or terms to the other with respect to their purchases and sales. Total purchases from these affiliates for the year ended December 31, 1998 were approximately $5,361,000. Included under "Accounts payable -- trade" as of December 31, 1998 was an aggregate of $990,718 due to these affiliates.

     The Company sold certain products to two affiliated companies of Mr. Liao. Total sales to the affiliated companies for the year ended December 31, 1998 were approximately $249,000. As of December 31, 1998, $200,958 was due from the affiliates.

     During December 1997, Mr. Liao became a guarantor of the Company's debt to its secured lender.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


    (a) (1)  Consolidated Financial Statements

             Index to Consolidated Financial Statements             F - 1

        (2)  Schedule to Financial Statements

             Index to Consolidated Financial Statements Schedule    S - 1

        (3) The exhibits listed in the exhibit index attached to this Report are filed as part of this Report.

     (b)  Reports on Form 8-K

          The registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 1999


                                           LIUSKI INTERNATIONAL, INC.




                                           By:  /s/
                                               -----------------------------
                                                Frank Cheng
                                                President



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/                      Chairman of the Board of Directors,     April 2, 1999
 -----------------------  Chief Executive Officer and Director          --
 Duke Liao

 /s/                      President and Acting Chief Financial    April 2, 1999
 -----------------------  Officer (Principal Accounting Officer)        --
 Frank Cheng

 /s/                      Director                                April 2, 1999
 -----------------------                                                --
 Kenny Liu

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.         Description of Exhibit
----------          ----------------------

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

     3(a)           Certificate of Incorporation and amendments thereto.*

     3(b)           By-Laws[2]

     10(a)          Intentionally Omitted.

     10(b)          Intentionally Omitted.

     10(c)          Intentionally Omitted.

     10(d)          Intentionally Omitted.

     10(e)          Intentionally Omitted

     10(f)          Intentionally Omitted.

     10(g)          Intentionally Omitted.

     10(h) Lease, dated April 12, 1990, and Amendment dated March 3, 1990, between Reckson Associates and Liuski International Inc., a New York corporation, of the premises at 10 Hub Drive, Melville, New York,[2] and lease dated March 3, 1989 between the same parties,[5] and amendment thereto dated February 25, 1995.[7]

     10(i) Lease, dated March 21, 1997, between Barbara M. Ross and the Registrant of the premises at 15939 E. Valley Blvd., City of Industry, California.[12]

     10(j) Warehouse Lease, dated June 22, 1994, between New World Farmers Joint Venture Number Three and Liuski International Miami, Inc., of the premises at Beacon Centre, 8501 N.W. 17th Street, Miami, FL 33126 and amendment thereto dated June 22, 1994.[7]

     10(k)          1994 Stock Option Plan.[8]

     10(1)          1991 Stock Option Plan.[2]

     10(m)          Intentionally Omitted.

     10(n) Business Credit and Security Agreement, dated June 23, 1995, between Registrant and its wholly-owned subsidiaries, and Deutsche Financial Service.[9]

     10(o)          Intentionally Omitted

     10(p)          Intentionally Omitted.

     10(q)          Intentionally Omitted.

     10(r)          Distributor   Agreement,   dated  August  9,  1989,  between
                    Registrant and Samsung Information Systems America, Inc. [2]

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

     10(u)          Intentionally Omitted.

     10(v) Lease, dated October 1, 1991, between Trammell Crow Company No. 91 and Liuski International, Texas, Inc. of the premises at 2009 McKenzie Road, Suite 102, Carrollton, Texas,[3] and amendment thereto executed March 10, 1993[5] and April 25, 1995.[10]

     10(w)          Form of Employee Stock Option Agreement. [3]

     10(x)          Intentionally Omitted.

     10(y) Lease, dated October 17, 1994, between Rockdale Industries, Inc. and Liuski International, Inc. of the Premises at 6585 Crescent Drive, Norcross, GA.[7]

     10(z)          Intentionally Omitted.

     10(aa)         Intentionally Omitted.

     10(bb)         Intentionally Omitted.

     10(cc)         Intentionally Omitted.

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

[12] Incorporated by reference to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.

Report of Independent Certified Public Accountants                        F-2


Consolidated financial statements:

Balance sheets                                                            F-3

Statements of loss                                                        F-4

Statements of stockholders' (deficit) equity                              F-5

Statements of cash flows                                                  F-6

Notes to consolidated financial statements                           F-7 to F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders of
Liuski International, Inc.
Norcross, Georgia


We have audited the accompanying consolidated balance sheets of Liuski International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of loss, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liuski International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net deficit in stockholders' capital and has been notified by its lender that further extensions of the credit facility due date will not be granted. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include all adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP




Atlanta, Georgia
March 19, 1999

                                    LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                  -------------------------------------
                                                                                         1998                  1997
                                                                                  -----------------   -----------------
ASSETS (Notes 2 and 3)

CURRENT ASSETS
  Cash and cash equivalents (Note 1)                                                $    1,334,424       $   2,092,405
  Accounts receivable, net of allowance for doubtful accounts of
    $2,529,000 and $1,781,000                                                            7,803,407          20,284,367
  Inventories, net of reserve of $2,760,000 and $1,308,000(Note 1)                       9,509,832          29,868,561
  Prepaid expenses and other current assets                                                808,126           2,067,150
                                                                                  -----------------   -----------------

                                                                                        19,455,789          54,312,483

FURNITURE AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $3,897,149 and $2,911,844 (Note 1), and
    impairment loss of $679,000 (Notes 1 and 2)                                            736,866           2,367,120


OTHER ASSETS (Note 1)                                                                      328,586             263,220
                                                                                  -----------------   -----------------

   TOTAL ASSETS                                                                      $  20,521,241       $  56,942,823
                                                                                  =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade (Notes 3 and 6)                                          $  13,532,057       $  20,053,398
   Revolving credit loan (Note 3)                                                        6,289,889          18,424,730
   Accrued expenses and other                                                            1,125,311           1,250,870
                                                                                  -----------------   -----------------

TOTAL LIABILITIES                                                                       20,947,257          39,728,998
                                                                                  -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

STOCKHOLDERS' (DEFICIT) EQUITY (Notes 6, 8 and 9)
   Preferred stock; convertible, non-voting, non-dividend-bearing; $.01 par
       value; 1,000,000 shares authorized; 0 and 100 shares issued and                           -           6,996,507
       outstanding
   Common stock; $.01 par value; 8,000,000 and 2,800,000 shares  authorized;
       4,610,383 and 2,478,115 shares issued and outstanding                                46,104              24,781
Additional paid-in capital                                                              27,811,249          20,836,065
Accumulated deficit                                                                    (28,283,369)        (10,643,528)
                                                                                  -----------------   -----------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                      (426,016)         17,213,825
                                                                                  -----------------   -----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                $20,521,241       $  56,942,823
                                                                                  =================   =================

          See accompanying notes to consolidated financial statements.

                                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF LOSS


                                                                                  Year ended December 31,
                                                               --------------------------------------------------------------
                                                                      1998                 1997                  1996
                                                               -------------------  --------------------  -------------------

NET SALES                                                           $ 168,196,805        $ 290,708,228         $ 422,310,269

COST OF SALES                                                         163,395,265          273,366,206           396,238,125
                                                               -------------------  -------------------   -------------------

Gross profit                                                            4,801,540           17,342,022            26,072,144

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                             21,177,605           24,683,516            33,352,034
                                                               -------------------  -------------------   -------------------


Loss from operations                                                  (16,376,065)          (7,341,494)           (7,279,890)

OTHER EXPENSES, net (interest expense - $1,374,991,
$2,254,934 and  $2,105,015)                                             1,263,776            2,458,664             2,187,550
                                                               -------------------  -------------------   -------------------

Loss before income taxes                                              (17,639,841)          (9,800,158)           (9,467,440)

INCOME TAXES (Note 7)                                                           -              888,000            (1,652,000)
                                                               -------------------  --------------------  -------------------

NET LOSS                                                            $ (17,639,841)       $ (10,688,158)        $  (7,815,440)
                                                               -------------------  --------------------  -------------------

Basic and diluted loss per common share                             $       (3.89)        $      (5.72)         $      (4.46)
                                                               -------------------  --------------------  -------------------

Basic and diluted average shares outstanding                            4,540,281            1,867,559             1,752,210
                                                               ===================  ====================  ===================























            See  accompanying  notes  to  consolidated  financial  statements.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                            Common Stock,                Preferred Stock,
                           $.01 par value                 $.01 par value
                     ----------------------------  -----------------------------


                                                                                                     Retained
                                                                                    Additional       Earnings
                       Number of                     Number of                        Paid-in      (Accumulated
                        Shares         Amount         Shares          Amount          Capital        Deficit)           Total
                     -------------  -------------  -------------  --------------  -------------- ---------------- ----------------

December 31, 1995      1,752,210      $  17,522              -     $          -    $ 18,461,448    $7,860,070       $ 26,339,040

Net Loss                       -              -              -                -               -    (7,815,440)        (7,815,440)
                     -------------  -------------  -------------  --------------  -------------- ---------------- ----------------


December 31, 1996      1,752,210         17,522              -                -      18,461,448        44,630         18,523,600

Conversion of
Subordinated Debt
to Common Stock
(Note 8)                 725,905          7,259              -                -       2,374,617             -          2,381,876

Conversion of
Subordinated Debt
to Preferred Stock             -              -            100        6,996,507               -             -          6,996,507
(Note 8)

Net Loss                       -              -              -                -               -   (10,688,158)       (10,688,158)
                     -------------  -------------  -------------  --------------  -------------- ---------------- ----------------

December 31, 1997      2,478,115         24,781            100        6,996,507      20,836,065   (10,643,528)        17,213,825


Conversion of
Preferred Stock to
Common Stock           2,132,268         21,323           (100)      (6,996,507)      6,975,184             -                  -
(Note 8)

Net Loss                       -              -              -                -               -   (17,639,841)       (17,639,841)
                     -------------  -------------  -------------  --------------  -------------- ---------------- ----------------

December 31, 1998      4,610,383      $  46,104              -     $          -    $ 27,811,249  $(28,283,369)      $   (426,016)
                    =============   =============  =============  ==============  ============== ================  ===============




















          See accompanying notes to consolidated financial statements.

                                    LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                               -----------------------------------------------------------
                                                                     1998                 1997                 1996
                                                               -----------------   -------------------   -----------------
OPERATING ACTIVITIES:
   Net loss                                                       $  (17,639,841)     $  (10,688,158)        $  (7,815,440)
   Adjustments to reconcile net loss
   to net cash provided (used) by operating activities:
     Depreciation and amortization                                       985,588           1,031,935             1,040,165
     Write-off of impaired fixed assets                                  679,000                   -                     -
     Provision for losses on accounts receivable                       3,264,381           1,811,721             5,330,234
     Provision for losses on inventory                                 2,102,643             553,427             1,002,662
     Provision for losses on vendor receivables                        2,915,351                   -                     -
     Deferred taxes                                                            -           1,100,000              (513,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                             9,216,579           9,898,056            (4,310,435)
       Inventories                                                    18,256,086          19,450,630            (7,579,840)
       Prepaid expenses and other                                      1,259,024           2,425,042            (1,238,303)
       Other assets                                                      (65,366)            (28,075)               19,683
       Accounts payable - trade, accrued
         expenses and other                                           (9,562,251)        (21,852,726)            6,911,690
                                                               -----------------   -------------------   -----------------

Net cash provided (used) by operating activities                      11,411,194           3,701,852            (7,152,584)
                                                               -----------------   -------------------   -----------------

INVESTING ACTIVITIES:

   Capital expenditures                                                  (34,334)           (657,241)             (680,006)
                                                               -----------------   -------------------   -----------------

FINANCING ACTIVITIES:
   Net (repayment of) proceeds from revolving credit loan            (12,134,841)        (10,190,199)            7,649,666
   Proceeds from subordinated notes payable                                    -           9,219,928                     -
                                                               -----------------   -------------------   -----------------

Net cash (used) provided by financing activities                     (12,134,841)           (970,271)            7,649,666
                                                               -----------------   -------------------   -----------------

CHANGE IN CASH AND
   CASH EQUIVALENTS                                                     (757,981)          2,074,340              (182,924)

CASH AND CASH EQUIVALENTS, beginning of year                           2,092,405              18,065               200,989
                                                               -----------------   -------------------   -----------------

CASH AND CASH EQUIVALENTS, end of year                              $  1,334,424        $  2,092,405         $      18,065
                                                               =================   ===================   =================














          See accompanying notes to consolidated financial statements.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     Liuski International, Inc. and subsidiaries (the "Company") is a distributor of microcomputer peripherals, components and accessories throughout the United States and to certain foreign countries. The Company also has previously offered its own Magitronic brand of IBM-compatible personal computers as well as Magitronic private-label components and accessories. However, the Company has ceased purchasing inventory, ceased the Magitronic brand assembly operations and begun closing a number of its distribution centers. Customers of the Company are primarily value-added resellers, systems integrators, consultants, retail stores, governmental and corporate end-users and small distributors, substantially all of which are located in the United States and Canada. All of the Company's products were supplied from four primary distribution centers located in, or in the vicinity of, Norcross (an Atlanta, Georgia suburb), Los Angeles, Miami and Toronto. The Company has an assembly facility in Norcross, Georgia and performed limited assembly operations at its Toronto distribution center. The Company also had sales offices in Chicago, Dallas and Melville (New York). Export sales were not material in any of the three years ending December 31, 1998. The Company operates as one reportable segment based upon the similarity of all products and customers.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Use of Estimates

     Financial statements prepared in conformity with generally accepted accounting principles necessitate the use of management estimates. Management has estimated reserves for inventory and uncollectible vendor and accounts receivables based upon historical and developing trends, aging of items and other information it deems pertinent to estimate collectibility and realizability. It is reasonably possible that these estimates will change within a year, and the effect of the change could be material to the consolidated financial statements.

     Revenue Recognition

     Sales are recognized upon shipment of products. The Company allows its customers to return products for exchange or credit subject to certain limitations. Provision for losses and warranty costs on such returns are accrued at the time of sale (see "Product Warranty" below).

     Concentrations of  Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks is in excess of the FDIC insurance limit. In 1998, the Company's sales to any one customer did not exceed 10% of total sales. Also, the Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit and by monitoring customers' credit exposure on a daily basis. The Company established an allowance for

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     The Company is vulnerable to concentrations with certain suppliers of its inventory. Approximately 30% and 25% of the Company's net sales for the years ended December 31, 1998 and 1997, respectively, included components manufactured by two third-party domestic suppliers.

     Fair Value of Financial Instruments

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management estimates that the carrying amounts of the Company's financial instruments in the accompanying consolidated balance sheets are not materially different from their fair values. (See Note 2).

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

     Inventories

     Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined on the average cost method.

     Furniture and Equipment

     Furniture and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets (5 to 7 years). See "Asset Impairment" below.

     Other Assets

     Other assets consist primarily of security deposits which are refundable under various operating leases.

     Asset Impairment

     SFAS 121,  Accounting  for the  Impairment  of  Long-Lived  Assets  and for
Long-Lived Assets to be Disposed Of, effective for years beginning after December 15, 1995, requires that long-lived assets to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets in accordance with SFAS 121. Due to the subsequent events discussed in Note 2, management determined that, based upon an analysis of projected undiscounted future cash flows calculated in accordance with SFAS 121, the carrying amount of certain fixed assets necessitated a write-down of approximately $679,000 as of December 31, 1998 (Note 2). The estimated fair values of these long-lived assets were determined by calculating the present value of estimated future cash flows using a discounted rate commensurate with the risks involved.

     Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, current income taxes are provided based upon taxes currently payable or refundable and deferred taxes are provided to reflect temporary differences in the tax bases of assets and liabilities and their reported amounts in the financial statements

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount that is considered more likely than not to be realizable.

     Common Stock

     The Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a two-for-five reverse stock split of the issued and outstanding shares of Common Stock and to decrease the total number shares of Common Stock which the Company has authority to issue from 20,000,000 to 8,000,000. The amendment was approved by written consent of the Company's majority stockholder. The par value of the Common Stock was maintained at the pre-reverse split par value or $0.01 per share. The effective date of the amendment was July 1, 1998. All references to Common Shares outstanding and per share amounts in these consolidated financial statements have been restated to reflect the two-for-five reverse stock split.


     Earnings Per Common Share

     The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 31, 1997. This new Standard simplifies the computation of earnings per share and requires presentation of two amounts, basic and diluted earnings per share, for all periods presented.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during each year. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is calculated in a manner consistent with that of basic loss per share while giving effect to all dilutive potential common shares that were outstanding during the period. There were 495,439 of potential weighted common shares outstanding during 1997 related to convertible subordinated debt and convertible preferred stock. These shares were not included in the computation of the diluted per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

     Product Warranty

     The Company offers one to two-year warranty coverage for Magitronic system and notebook sales. The Company accrues warranty costs for labor and parts that are not covered by OEM warranties at the time of sale. The Company generally offers a thirty-day warranty for defective distribution products. These goods are returned to the vendor for credit or replacement.

     Financial Instruments

     The Company's financial instruments consist primarily of cash equivalents and other debt. Management believes the carrying values approximate fair value.

     Recent Accounting Pronouncements

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

     Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.


NOTE 2 - GOING CONCERN AND SUBSEQUENT EVENTS

     The Company has suffered net losses of $17,639,841, $10,688,158 and $7,815,440 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's credit facility originally expired in June 1998 and had been extended from time to time since the original termination date. Since December 31, 1996, the Company has been in violation of certain financial covenants under its credit facility and had been discussing these defaults with its lender with the goal of renegotiating the credit facility.

         In early January 1999, the Company was notified by its lender that further extensions of the credit facility due date would not be granted. Consequently, on or about January 22, 1999, in order to repay the secured lender, the Company ceased purchasing inventories, cut its workforce by seventy-five percent (approximately 90 personnel), ceased the Magitronic brand assembly operations and began the process of closing its Miami, Los Angeles, Chicago and Toronto operations. Additionally, the Company began selling excess fixed assets and inventories at discounted prices on a COD basis to accelerate the inflow of cash. Consequently, the 1998 consolidated financial statements include charges for the impairment of fixed assets ($679,000 included in selling, general and administrative expenses) and reduction of inventories to the lower of cost or market ($1,565,000 included in cost of sales) based upon these events. As a consequence of the Company's implementation of this plan, the secured lender has agreed to forbear from exercising its rights and remedies under the credit facility through April 16, 1999. The secured lender has reserved all of these rights and remedies. The amount owed to the secured lender has decreased from $10,340,252 ($6,289,889 under the revolving credit loan and $4,050,363 under the inventory floor planning facility -- see Note 3) at December 31, 1998 to $1,506,174 at March 19, 1999, a decrease of $8,835,078 or
85%.

         Management does not plan to discontinue operations and/or file for bankruptcy. The first priority of management is to continue raising cash to pay off the secured debt. The Company is exploring other financial arrangements, including potential buyers, new secured financings and potential capital infusions from the majority shareholder or others to support operations when and if the repayment of the secured lender is complete. If this process is completed favorably, management plans to move operations to a smaller location and try to reestablish its presence in the computer distribution industry on a smaller basis. In order to continue operations, the Company will have to negotiate reductions of the amount it owes to its vendors and other unsecured creditors. The success of this plan depends on the Company's securing new financing and the willingness of creditors to accept settlements. There can be no assurance that management's plan will be successful.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include all adjustments that might result from the outcome of this uncertainty.


NOTE 3 - REVOLVING CREDIT LOAN

     On June 23, 1995, the Company obtained a three-year $50,000,000 credit facility. The original terms of the facility provided for revolving cash borrowings of up to $35,000,000, limited by available collateral, and $15,000,000 for inventory floor planning, with interest at 125 basis points over LIBOR or 25 basis points over the prime rate. During 1997, amendments to the facility due to the Company's default of certain financial covenants consisted of a decrease in the maximum amount available for borrowing under the revolver to $20,000,000 and an increase in the interest rate to 225 basis points over the prime rate with no LIBOR option. During December 1997, the borrowing rate was subsequently reduced to 150 basis points over the prime rate (7.75% as of December 31, 1998). The lender has reserved the right to reverse this rate reduction upon notice to the Company. During 1997, the Company's principal shareholder became a guarantor of the Company's debt to its lender. During 1998, the revolving line of credit limit and inventory floor planning limit were reduced to $12,000,000 and $4,000,000, respectively. As of December 31, 1998 and 1997, the Company owed $6,289,889 and $18,424,730, respectively, under its revolving credit loan. As of December 31, 1998 and 1997, the Company owed $4,050,363 and $9,216,245, respectively, under the floor planning facility (included in Accounts payable - trade). As of December 31, 1998, the Company had $6,314,980 available for cash borrowings under its revolving credit loan and floor planning of inventory purchases.

     As of December 31, 1998, the Company was in violation of certain financial covenants under its credit facility agreement. As discussed further in Note 2, in early January 1999, the Company was notified by its lender that further extensions of the credit facility due date would not be granted.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company is obligated for rental of office and warehouse space and certain equipment. Approximate future minimum rental payments due under these operating leases are as follows:

          Year ending
          December 31,
          ------------
             1999                                                   $  1,506,000
             2000                                                        372,000
             2001                                                         92,000
             2002                                                         96,000
             2003                                                         99,000
                                                                   -------------

             Total                                                  $  2,165,000
                                                                   =============

     Included in these amounts are commitments related to certain facilities that are underutilized. The Company has subleased all or a portion of the Company's facilities located in Melville, New York, Dallas and Los Angeles.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,508,000, $1,590,000 and $1,574,000, respectively.

     Litigation

     There are various claims of third parties involving allegations against the Company incidental to the operation of its business. The liability, if any, associated with the claims is not currently determinable. It is the opinion of management that such claims are not material in relation to the Company's consolidated financial position, results of operations and liquidity. During 1997, the Company settled various discrimination cases brought on by fourteen former employees for $575,000. This amount is included in "Selling, General and Administrative Expenses."


NOTE 5 - EMPLOYEE BENEFIT PLANS

     Effective May 1, 1992, the Company established a profit sharing plan for eligible employees under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan, as determined by the Board of Directors, is 50% of each employee participant's contributions up to 2% of compensation. The contribution for any participant may not exceed the lesser of 15% of that participant's compensation or $10,000 for 1998. The contribution and administration costs charged against operations amounted to $65,274, $78,827 and $115,874 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company purchased inventories through two affiliated trading companies in Taiwan that functioned as the Company's buying agents for personal computer accessories and peripherals manufactured in Taiwan. The affiliated companies are owned by members of the immediate family of the Company's former principal stockholder. During July 1997, the Company ceased purchasing goods from these companies. Total purchases, which include buying commissions of 2% of the cost of purchased goods, through the affiliated companies for the years ended December 31, 1997 and 1996 were approximately $34,924,000 and $88,025,000, respectively. Amounts due to these affiliates totaled $1,244,170 as of December 31, 1997 and were included in "Accounts payable - trade".

     The Company purchases inventories from five companies that are owned by or are otherwise related to the Company's current Chairman, Chief Executive Officer ("CEO") and principal stockholder. The Company and each of these companies do not give special preference or terms to the other with respect to their purchases and sales. Total purchases from these companies for the year ended December 31, 1998 were approximately $5,361,000. Included under "Accounts payable -- trade" as of December 31, 1998 was an aggregate of $990,718 due to these companies.

     The Company sold certain products to two affiliated companies of the Company's current Chairman, CEO and principal stockholder. Total sales to the affiliated companies for the year ended December 31, 1998 were approximately $249,000. As of December 31, 1998, $200,958 was due from the affiliates.

     During 1997, the Company's principal stockholder provided working capital funds to the Company in exchange for subordinated notes payable totaling $9,219,928. These notes payable were converted to common and preferred stock as of December 31, 1997. In 1998, the preferred stock was completely converted to common stock. See Note 8 for further discussion.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

     Components of income taxes are as follows:

                                        Year ended December 31,
                          ------------------------------------------------------
                               1998              1997                1996
                          --------------   ----------------    -----------------

Current
   Federal                  $         -        $  (212,000)       $  (1,015,000)
   State and local                    -                   -            (124,000)
                          --------------   ----------------    -----------------

                                      -           (212,000)          (1,139,000)
                          --------------   ----------------    -----------------

Deferred
   Federal                           -             924,000             (430,000)
   State and local                   -             176,000              (83,000)
                          --------------   ----------------    -----------------

                                     -           1,100,000             (513,000)
                          --------------   ----------------    -----------------

Total expense (benefit)              -         $   888,000        $  (1,652,000)
                          ==============   ================    =================


     The provisions for income taxes on pre-tax income differ from the amounts computed by applying the applicable Federal statutory rate due to the following:


                                                     Year ended December 31,
                                     ---------------------------------------------------------
                                          1998                  1997                1996
                                     ----------------    -----------------   -----------------
Federal income tax benefit based
  upon the statutory rate            $   (5,905,000)       $  (3,332,000)      $  (3,219,000)
State and local income
  taxes, net of Federal
  tax benefit                              (695,000)            (392,000)           (379,000)

Change in valuation allowance             6,539,000            4,345,000           1,600,000
Other                                        61,000              267,000             346,000
                                     ----------------    -----------------   -----------------

Total expense (benefit)                $           -     $       888,000      $   (1,652,000)
                                     ================    =================   =================

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                           1998                1997
                                     ----------------    ----------------


Deferred tax assets
Allowance for doubtful accounts       $    960,000        $    641,000
Inventory allowances                     1,077,000             540,000
Tax credits and net foreign
  operating loss carryforwards           2,568,000           2,254,000
Net operating loss carryforwards         8,037,000           2,926,000
Other reserve                              258,000                   -
                                     ----------------    ----------------

Total gross deferred tax assets         12,900,000           6,361,000
                                     ----------------    ----------------

Valuation allowance                    (12,806,000)         (6,267,000)
                                     ----------------    ----------------

Deferred tax liabilities
Basis differences of fixed assets          (94,000)            (94,000)
                                     ----------------    ----------------

Net deferred tax asset                $          -        $          -
                                     ================    ================

     As of December 31, 1998, the Company has provided a 100% valuation allowance against net deferred tax assets due to the uncertainty of their realization.

     As of December 31, 1998, the Company had approximately $20,574,000 in federal net operating loss carryforwards. These net operating loss carryforwards expire in 2010 through 2013.


NOTE 8 - STOCKHOLDERS' EQUITY

     The Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a two-for-five reverse stock split of the issued and outstanding shares of Common Stock and to decrease the total number shares of Common Stock which the Company has authority to issue from 20,000,000 to 8,000,000. The amendment was approved by written consent of the Company's majority stockholder. The par value of the Common Stock was maintained at the pre-reverse split par value or $0.01 per share. The effective date of the amendment was July 1, 1998. All references to Common Shares outstanding and per share amounts in these consolidated financial statements have been restated to reflect the two-for-five reverse stock split.

     On June 27, 1997, Mr. Duke Liao purchased 713,448 shares of Common stock from Mr. Morries Liu, the founder and former principal stockholder of the Company, representing approximately 41% of the 1,752,210 shares of the Common Stock outstanding. The purchase price was $2,497,068. Simultaneously, the Board elected Mr. Liao as Chairman of the Board and Chief Executive Officer of the Company. In order to provide working capital for the Company, Mr. Liao made loans to the Company of $9,219,928 on which interest of $158,455 had accrued through October 15,1997 at the bank prime loan rate. By agreement dated October 15, 1997, Mr. Liao and the Company agreed to convert the loans and interest into equity.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On November 4, 1997, loans of $2,223,421 and $158,455 in interest (aggregating $2,381,876) were converted into 725,905 restricted shares of Common Stock at $1.31 per share, the last sale price of the common stock on the Nasdaq National Market on October 15, 1997 (the "Market Price"). As a result, Mr. Liao owned 1,439,353 shares of common stock, or approximately 58%, of the 2,478,115 shares outstanding. Due to the fact that sufficient shares of common stock were not available under the Certificate of Incorporation to allow for the conversion into common stock of the total outstanding loans and interest, additional loans were not converted at such time. The remaining $6,996,507 of the loans were converted into 100 shares of non-voting, non-dividend-bearing preferred stock which, pursuant to the terms as set forth in the Certificate of Designations filed with the Delaware Secretary of State, converted automatically at the Market Price into 2,132,268 restricted shares of common stock on January 12, 1998. Immediately after this conversion, Mr. Liao owned approximately 77.5% of the outstanding shares of Common Stock (75.4% of the outstanding common stock on a fully diluted basis after taking into account outstanding options to purchase approximately 123,680 shares of Common Stock).


NOTE 9 - STOCK OPTION PLANS

     The Company's Board of Directors has adopted, and the Company's stockholders have approved, the Company's 1991 Stock Option Plan, effective August 20, 1991 and the Company's 1994 Stock Option Plan, effective June 30, 1995 (the "Plans"). Under the Plans, options to purchase an aggregate of not more than 520,000 shares of Common Stock ($.01 par value) (180,000 shares under the 1991 Plan and 340,000 shares under the 1994 Plan) may be granted from time to time (at the fair market value at the date of the grant for incentive stock options and not less than 75% of fair market value at the date of the grant for non-qualified stock options), to employees, including officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. Options granted to directors, officers and employees may be designated as incentive stock options.

     In January 1997, the Company offered all employees holding stock options the opportunity to lower the exercise price of their options from $4.750 per share to the current market price in exchange for taking a 5% reduction in salary for a six month period. During the year ended December 31, 1997, approximately 136,000 stock option shares were repriced to $5.31, the market price per share at the time of such repricing.

     Changes in shares under the Plans for the three years ended December 31, 1998 were as follows:

                                                                  Price Range
                                                    Shares         Per Share
                                                   ----------  -----------------

Options outstanding as of December 31, 1995         316,420     5-5/16 to 11-7/8
     Granted                                         47,380     5-5/16 to 11-7/8
     Exercised                                            -                    -
     Canceled                                       (80,440)    5-5/16 to 11-7/8
                                                   ----------  -----------------

Options outstanding as of December 31, 1996         283,360     5-5/16 to 11-7/8
     Granted                                              -                    -
     Exercised                                            -                    -
     Canceled                                      (159,680)    5-5/16 to 11-7/8
                                                   ----------  -----------------

Options outstanding as of December 31, 1997         123,680     5-5/16 to 11-7/8
     Granted                                         18,000                1-1/6
     Exercised                                            -                    -
     Canceled                                      (113,840)    1-1/6 to  5-5/16
                                                   ----------  -----------------

Options outstanding as of December 31, 1998          27,840     1-1/6 to 5-5/16
                                                   ==========  =================

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The weighted average remaining contractual life of the options outstanding as of December 31, 1998 is 2.6 years. Approximately 21,000 and 114,400 options were exercisable as of December 31, 1998 and 1997, respectively.

     The Company has two options plans that reserve shares of Common Stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for options issued or repriced under the plans described above, consistent with the method prescribed by SFAS No. 123, net loss applicable to common shareholders and loss per share would have been changed to the pro forma amounts indicated below:

                                              Year ended December 31,
                                     -------------------------------------------
                                         1998          1997           1996
                                     -------------------------------------------

Net loss applicable to
common shareholders
  as reported                        $(17,639,841)  $(10,688,158)   $(7,815,440)
  pro forma                           (17,643,512)   (10,828,908)    (8,050,156)
Basic and diluted loss
per common share
  as reported                               (3.89)         (5.72)         (4.46)
  pro forma                                 (3.89)         (5.80)         (4.59)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants or repricings in 1998, 1997 and 1996, respectively; expected volatility of 60%, 60% and 50%; risk-free interest rate of 5.50%, a range of 4.00% to 6.48%, and 6.39%; and expected lives of 3.0, 3.8 and 4.0 years. No dividends are expected to be paid by the Company in the future. As of December 31, 1998, no options outstanding possessed an exercise price less than the Market Price.


NOTE 10 - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter ended December 31, 1998, the Company increased reserves for accounts receivable and wrote-off vendor receivables by approximately $676,000 and $2,915,000, respectively. These charges were primarily due to the increased deterioration of collectibility. Additionally, the Company recorded a loss on impairment of fixed assets of $679,000 and additional costs of $1,565,000 for the reduction of inventories to the lower of cost or market. These adjustments were due to the subsequent events discussed at
Note 2. The Company also incurred additional charges of $675,000 based upon the results of sales tax audits.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   Year ended December 31,
                                                   ---------------------------------------------------------
                                                        1998                 1997                1996
                                                   ----------------    -----------------    ----------------
Cash paid during the year for:

Interest                                             $ 1,444,460          $2,254,934            $2,105,015
                                                   ================    =================    ================

Income taxes (net of refunds)                      $     (536,116)     $              -         $  189,160
                                                   ================    =================    ================

Non-cash Transactions:

During 1997, subordinated notes payable of $2,381,876 and $6,996,507 (for a total of $9,378,383 which included accrued interest of $158,455) were converted into shares of common stock and preferred stock, respectively.

During 1998, all shares of preferred stock (100 shares) were converted to 2,132,268 shares of common stock.

                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

               ---------------------------------------------------






Report of Independent Certified Public Accountants
  on Financial Statements Schedule                                         S-2

Schedule II - Valuation and qualifying accounts                            S-3

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENTS SCHEDULE

               --------------------------------------------------





Board of Directors and Shareholders of
Liuski International, Inc.
Norcross, Georgia



The audits referred to in our report dated March 19, 1999 relating to the consolidated financial statements of Liuski International, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying Schedule of Valuation and Qualifying Accounts. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP



Atlanta, Georgia
March 19, 1999

                                                                     SCHEDULE II

                                   LIUSKI INTERNATIONAL, INC. AND SUBSIDIARIES

                                        VALUATION AND QUALIFYING ACCOUNTS
                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                --------------------------------------------------
                                Column A          Column B              Column C        Column D        Column E
                               ----------        ----------            ----------      ----------      ----------
                                                            Additions
                                              ------------------------------------

                               Balance at        Charged to            Charged to                        Balance
                                beginning        Costs and                other                         at end of
Description                     of period         Expenses              accounts       Deductions(a)     period
-----------                   -------------     ------------          ------------    ---------------  ------------

For the year ended
December 31, 1998:
  Allowance for
  doubtful accounts             $1,781,000       $3,264,381             $ --             $2,516,381     $2,529,000

For the year ended
December 31, 1997:
  Allowance for
  doubtful accounts             $3,208,000       $1,811,721             $ --             $3,238,721     $1,781,000

For the year ended
December 31, 1996:
  Allowance for
  doubtful accounts             $1,050,000       $5,330,234             $ --             $3,172,234     $3,208,000

---------------

  (a) Doubtful accounts written off against accounts receivable.


                                Column A          Column B              Column C        Column D        Column E
                               ----------        ----------            ----------      ----------      ----------
                                                            Additions
                                              ------------------------------------

                               Balance at        Charged to            Charged to                        Balance
                                beginning        Costs and                other                         at end of
Description                     of period         Expenses              accounts       Deductions(a)     period
-----------                   -------------     ------------          ------------    ---------------  ------------

For the year ended
December 31, 1998:
  Reserve for inventory         $1,308,000       $2,102,643             $ --               $650,643     $2,760,000

For the year ended
December 31, 1997:
  Reserve for inventory         $1,600,000         $553,427             $ --               $845,427     $1,308,000

For the year ended
December 31, 1996:
  Reserve for inventory           $597,338       $1,002,662             $ --                $ --        $1,600,000

---------------

  (b) Obsolete inventory written off against inventory.

                           LIUSKI INTERNATIONAL, INC.

                           INDEX OF EXHIBITS ATTACHED


Exhibit No.                  Description of Exhibit
-----------                  ----------------------

   3(a)             Certificate of Incorporation and amendments thereto.

   23               Consent of BDO Seidman, LLP

   27               Financial Data Schedule